Form 10-Q
period 2010-03-31
Tropicana Las Vegas Hotel & Casino, Inc.
filed 2010-06-01
CIK 1479046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number: 000-53894

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

(Exact name of registrant as specified in its charter)

Delaware	27-0455607
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3801 Las Vegas Boulevard South
Las Vegas, Nevada 89109
(Address of principal executive offices and zip code)

(702) 739-2722
(Registrant’s telephone number, including area code)

n/a

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 24, 2010 there were 4,527,485 shares outstanding of the registrant’s Class A Common Stock, $0.01 par value and no shares outstanding of the registrant’s Class B Common Stock, $0.01 par value.  The issued and outstanding equity securities of the registrant are not publicly traded.

Part I. Financial Information

Item 1. Financial Statements

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	Successor
	March 31,	December 31,
	2010	2009
	(unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$16,597	$45,008
Restricted cash	4,966	4,962
Receivables, net	1,275	1,550
Inventories	394	362
Prepaid expenses and other assets	2,972	3,107
Total current assets	26,204	54,989
Property and equipment, net	270,078	253,710
Other assets, net	809	251
Total assets	$297,091	$308,950

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of capital lease obligations	$1,319	$1,447
Accounts payable	9,877	10,205
Construction payable	1,819	2,749
Accrued payroll and related	3,829	4,235
Accrued gaming and related	1,281	1,408
Other accrued expenses and current liabilities	2,102	1,836
Total current liabilities	20,227	21,880
Capital lease obligations	573	873
Other long-term liabilities	171	185
Total liabilities	20,971	22,938
Commitment and contingencies (Note 7)
Stockholders’ Equity:
Class A preferred stock, $0.01 par value, 750,000 shares authorized, 750,000 shares issued and outstanding	8	8
Class A series 2 convertible participating preferred stock, $0.01 par value, 545,702 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $0.01 par value, 11,000,000 shares authorized, 4,487,485 shares issued and outstanding	44	44
Class B common stock, $0.01 par value, 5,182,808 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	304,948	304,948
Accumulated deficit	(28,880)	(18,988)
Total stockholders’ equity	276,120	286,012
Total liabilities and stockholders’ equity	$297,091	$308,950

The accompanying notes are an integral part of these condensed consolidated financial statements.

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

(unaudited)

	Successor	Predecessor
	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2010	2009

Revenues:
Casino	$6,459	$9,996
Room	4,373	6,595
Food and beverage	2,298	4,879
Other	1,398	3,946
Gross revenues	14,528	25,416
Less: promotional allowances	(1,475)	(2,070)
Net revenues	13,053	23,346

Operating costs and expenses:
Casino	5,202	6,349
Room	2,913	4,560
Food and beverage	2,816	5,048
Other	1,255	2,381
Marketing, advertising and promotions	459	1,108
General and administrative	5,680	3,006
Maintenance and utilities	3,097	1,999
Depreciation and amortization	1,514	1,740
Loss on asset disposals, net	14	—
Total operating costs and expenses	22,950	26,191
Operating loss	(9,897)	(2,845)
Other income (expense):
Interest income	7	—
Interest expense	(2)	(2,556)
Total other income (expense)	5	(2,556)
Loss before reorganization items and income taxes	(9,892)	(5,401)
Reorganization items, net	—	(1,019)
Loss before income taxes	(9,892)	(6,420)
Income tax benefit	—	1,880
Net loss	$(9,892)	$(4,540)

Earnings per common share:
Basic and Diluted	$(2.20)
Weighted average common shares outstanding:
Basic	4,487
Diluted	n/a
Dividends declared per common share	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Successor	Predecessor
	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2010	2009

Cash flows from operating activities:
Net loss	$(9,892)	$(4,540)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,514	1,740
Loss on asset disposals, net	14	—
Deferred income tax	—	(1,880)
Changes in operating assets and liabilities:
Restricted cash	(4)	3,469
Accounts receivable, net	275	314
Inventories, prepaids and other assets	103	67
Accrued interest	—	(1,003)
Accounts payable, accrued expenses and other liabilities	(584)	(1,295)
Accrued expenses and other current liabilities related to bankruptcy	(25)	—
Other	(289)	100
Net cash used in operating activities	(8,888)	(3,028)
Cash flows from investing activities:
Capital expenditures	(17,903)	(417)
Proceeds from sale of property and equipment	7	—
Construction payable	(930)	—
Net cash used in investing activities	(18,826)	(417)
Cash flows from financing activities:
Principal payments on capital lease	(428)	(7)
Advances to Tropicana Entertainment Holdings, LLC	—	169
Advances from affiliates	—	4
Debt issuance costs	(269)	—
Net cash (used in) provided by financing activities	(697)	166
Net decrease in cash and cash equivalents	(28,411)	(3,279)
Cash and cash equivalents, beginning of period	45,008	16,619
Cash and cash equivalents, end of period	$16,597	$13,340

Supplemental cash flow disclosure:
Cash paid for interest	$2	$3,559
Cash paid for reorganization items	—	1,078
Cash received related to reorganization items	—	(59)
Property and equipment financed by debt	—	406

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tropicana Las Vegas Hotel and Casino, Inc.

Notes to Condensed Consolidated Financial Statements

1. Organization

Tropicana Las Vegas Hotel and Casino, Inc., (the “Company,” “we,” “our,” “us” or “Successor”) is a Delaware corporation formed in June 2009 for the purpose of owning and operating Tropicana Las Vegas Holdings, LLC and its subsidiaries (the “Predecessor”), including the operations of Tropicana Las Vegas Hotel and Casino, LLC dba Tropicana Resort and Casino Las Vegas (“Tropicana Las Vegas”) in connection with the Predecessor’s plan of reorganization (the “Bankruptcy Plan”) under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”). The accompanying condensed consolidated financial statements include the Company and its subsidiaries. All material intercompany transactions are eliminated in consolidation.

Background

On May 5, 2008 (the “Petition Date”), Tropicana Entertainment Holdings, LLC (“TEH”) together with certain of its subsidiaries, including the Predecessor, filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) for relief, seeking to reorganize their businesses under the provisions of the Bankruptcy Code (the “Chapter 11 Cases”). As TEH and certain of its subsidiaries progressed towards an exit from the Chapter 11 Cases, it was determined that given their capital structures and the claims arising thereunder, as well as the nature of the business operations, two separate plans were warranted. Accordingly, TEH proposed two separate plans of reorganization, one for the Predecessor and one for TEH’s other gaming properties.

The Bankruptcy Plan was confirmed by the Bankruptcy Court on May 5, 2009 and became effective on July 1, 2009 (the “Effective Date”). Pursuant to the Bankruptcy Plan, among other things:

• the Company was formed to own and operate the assets related to the Predecessor which is owned by the lenders under the Las Vegas Term Loan;

• the Company issued shares of its class A common stock, $0.01 par value per share (“Class A Common”), to holders of secured claims under the Las Vegas Term Loan (“Lenders”);

• Lenders subscribed to purchase $75 million of the Company’s class A convertible participating preferred stock, $0.01 par value per share (“Class A Preferred”), to provide operating capital;

• the Company entered into a stockholders’ agreement with the Lenders as a condition to receiving shares of Class A Common and Class A Preferred;

• the Company issued a warrant to purchase shares of its class B common stock, $0.01 par value per share (“Class B Common”), to TEH;

• the Company entered into a lease agreement, dated June 22, 2009, with Armenco Holdings, LLC (“Armenco”), a company controlled by Alex Yemenidjian, our Chairman of the Board, Chief Executive Officer and President, whereby the Company leases the real and non-gaming personal property of its hotel and casino, including the restaurants, lounges, retail shops and other related support facilities, and the operation thereof to Armenco (Note 7). Armenco separately acquired all of the gaming assets. At such time as the Company is able to obtain all governmental registrations, findings of suitability, licenses, qualifications, permits and approvals pursuant to the gaming laws and regulations of the State of Nevada and Clark County liquor and gaming codes necessary for the Company to own and operate its gaming facility directly, the lease will terminate and Armenco will transfer to the Company all of the gaming assets of Tropicana Las Vegas for nominal consideration; and

• the Company assumed certain obligations and liabilities of the Predecessor.

2. Basis of Presentation

Basis of Presentation

The accompanying condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “Commission”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes the

Tropicana Las Vegas Hotel and Casino, Inc.

Notes to Condensed Consolidated Financial Statements

disclosures are adequate to make the information presented not misleading.  In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made.  The results of operations for the three months ended March 31, 2010, are not necessarily indicative of future financial results.  The unaudited interim condensed consolidated financial statements contained herein should be read in conjunction with our audited financial statements and notes thereto included in our Form 10, as amended.

The Company is not currently licensed by Nevada gaming authorities to own and operate the gaming assets of Tropicana Las Vegas. As a result, the gaming assets were transferred to Armenco upon consummation of the Bankruptcy Plan. Armenco is currently the third-party operator of all gaming operations at Tropicana Las Vegas. Armenco is a company which is licensed to own and operate gaming facilities in the state of Nevada. The Company does not own any legal interest in Armenco. The Company has determined that in accordance with accounting guidance related to Accounting Standards Codification (“ASC”) 810-10, Consolidation, the Company is ultimately responsible for a majority of the operations’ losses and is entitled to a majority of the operations’ residual returns. As a result, the gaming operations are incorporated in the Company’s financial statements. The Company’s management anticipates that the Company will assume the gaming operations of Tropicana Las Vegas once it has satisfied the conditions to receive the necessary gaming approvals.

The Company adopted fresh-start reporting upon emergence from the Chapter 11 Cases on July 1, 2009 in accordance with accounting guidance related to financial reporting by entities in reorganization under the Bankruptcy Code. Financial statements for the three months ended March 31, 2009 do not reflect the impact of any changes in the Company’s capital structure or changes in the estimates of fair values of assets and liabilities as a result of fresh-start reporting, and are therefore not comparable to the financial statements for the three months ended March 31, 2010.  See Note 3 for further discussion on fresh-start reporting.

Prior to the Effective Date, the Predecessor operated its business as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. Under the Bankruptcy Code, certain claims against the Predecessor in existence prior to the filing of the petitions for relief under the federal bankruptcy laws were stayed while the Predecessor continued business operations as a debtor-in-possession and on a going concern basis, which contemplated continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business.  In addition, the Predecessor was a wholly-owned indirect subsidiary of TEH. The accompanying financial statements for the Predecessor have been prepared from the separate books and records maintained by the Predecessor and may not necessarily be indicative of the conditions that would have existed, or the results of operations, if the Predecessor had been operated as an unaffiliated company.

Subsequent Events

The Company evaluated all activity through the date the condensed consolidated financial statements were issued, and concluded that no other material subsequent events would require recognition in the financial statements or disclosure in the notes to the financial statements; except as disclosed in Note 11.

Recently Issued Accounting Standards

In April 2010, accounting guidance was updated regarding the accounting for casino base jackpot liabilities.  The guidance clarifies that an entity should not accrue jackpot liabilities (or portion thereof) before a jackpot is won if the entity can avoid paying the jackpot but should be accrued and charged to revenue when an entity has the obligation to pay the jackpot.  The guidance applies to both base and progressive jackpots.  The effect of the guidance should be recorded as a cumulative-effect adjustment to opening retained earnings in the period of adoption.  The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company has not yet determined the impact, if any, that these new accounting standards will have on its financial statements.

In January 2010, new accounting guidance was updated regarding fair value measurements and disclosures.  The guidance clarifies and extends the disclosure requirements about recurring and nonrecurring fair

Tropicana Las Vegas Hotel and Casino, Inc.

Notes to Condensed Consolidated Financial Statements

value measurements. The Company adopted the new accounting guidance in the first quarter of 2010 and the adoption did not have a material impact on the Company’s condensed consolidated financial statements.

In June 2009, new accounting standards were issued regarding the consolidation of variable interest entities. These new accounting standards address the effects of elimination of the qualifying special-purpose entity concept from previous standards. These new accounting standards amend previous guidance in determining whether an enterprise has a controlling financial interest in a variable interest entity. This determination identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance and the ability to absorb losses or the right to receive benefits of the entity that could potentially be significant to the variable interest entity. The Company adopted the new accounting standards on January 1, 2010. The adoption of these new accounting standards did not have a material effect on the Company’s condensed consolidated financial statements.

A variety of proposed or otherwise potential accounting standards are currently under consideration by standard-setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed standards, the Company has not yet determined the effect, if any, that the implementation of such proposed standards would have on its financial statements.

3. Fresh-Start Reporting

As of the Effective Date, the Company was required to adopt the “fresh start” provisions in accordance with accounting guidance for reorganizations, as it relates to the Predecessors. Under fresh start reporting, a new reporting entity is deemed created. Fresh-start reporting generally requires resetting the historical net book value of assets and liabilities to fair value by allocating the entity’s enterprise value as set forth in the Bankruptcy Plan to its assets and liabilities pursuant to accounting guidance related to business combinations as of the Effective Date. To facilitate the calculation of the reorganized company’s enterprise value, various valuations methods, including the discounted cash flow method of the income approach and the cost approach were utilized.

The enterprise value using the discounted cash flow method of the income approach was determined using financial projections from July 1, 2009 through 2014 at a discount rate of 14%. The discount rate was determined based on a weighted average cost of capital analysis based on comparable statistics for the Company’s peer group. Revenues for the period July 1, 2009 through December 31, 2009 and the year ended December 31, 2010 were assumed to be $53.9 million and $114.3 million, respectively. The assumed revenue growth rate for 2011, 2012, 2013 and 2014 was 20.4%, 9.8%, 8.3% and 8.4%, respectively. The financial projections include anticipated changes associated with the Company’s capital improvement project, general market conditions and other factors. The marginal tax rate was assumed to be 35%. The terminal value was calculated by utilizing an exit multiple based on twelve month Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) of 7.0x. The basis for the exit multiple was comparable company EBITDA multiples for the Company’s peer group. Given the current assessment of the Company in light of the market comparables, the minimum of the range was utilized. Equal weight was applied to both the income and cost approach to reach an enterprise value of $230.0 million.

In accordance with fresh-start reporting the Company’s enterprise value has been allocated to existing assets and liabilities. Fair value for real property such as land was determined using market comparable data. Other real property such as building and building improvements were valued based on the depreciable replacement cost method as was personal property such as furniture and fixtures. Personal property such as slot machines were valued using market prices of similar assets as an active secondary market exist. In addition, liabilities, other than deferred taxes, have been recorded at the present value of amounts estimated to be paid. Deferred taxes have been determined in accordance with accounting guidance related to accounting for income taxes.

The determination of fair value of assets and liabilities is subject to significant estimation and assumptions and there can be no assurances that the estimates, assumptions and values reflected in the valuations will be realized and actual results could vary materially. In accordance with accounting guidance for business combinations, the preliminary allocation of the enterprise value is subject to additional adjustments within one year from the Effective Date due to the extent that improved information on assets and liability valuations become available.

Tropicana Las Vegas Hotel and Casino, Inc.

Notes to Condensed Consolidated Financial Statements

4. Reorganization Items (Predecessor)

Reorganization items represent amounts the Predecessor incurred since the Petition Date as a direct result of the Chapter 11 Cases and was comprised of the following (in thousands, unaudited):

Predecessor
Three months ended March 31,
2009
Professional fees	$1,064
Interest income	(59)
Other	14
Total reorganization items, net	$1,019

Professional fees include financial, tax, legal, real estate and valuation services, among other items, that are directly associated with the reorganization process. Cash payments pertaining to these reorganization items amounted to approximately $1.1 million for the three months ended March 31, 2009.

The Company continues to incur expenses related to the Predecessor’s Chapter 11 proceedings, which includes professional fees that were classified as reorganization items by the Predecessor. Upon the Effective Date, these expenses are classified in operating costs and expenses, primarily in general and administrative expense in the Successor’s condensed consolidated statements of operations.

5. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	Successor
	March 31, 2010	December 31, 2009
	(unaudited)
Land and improvements	$200,898	$200,898
Building and improvements	24,161	21,500
Furniture, fixtures and equipment	11,213	9,619
Construction in progress	37,551	23,932
	273,823	255,949
Less: accumulated depreciation and amortization	(3,745)	(2,239)
Property and equipment, net	$270,078	$253,710

Capital Improvement Project

In July 2009, the Company announced a large-scale renovation of Tropicana Las Vegas. The Company plans to spend approximately $147 million on capital improvements, of which $42.3 million was spent as of March 31, 2010.  The capital improvement project includes:

• a complete renovation of each hotel room and suite to update furnishings and amenities, substantially upgrading the guest room experience;

• a comprehensive casino remodel including a refurbishment of the casino floor which includes new slot machines, furnishings, carpet, new ceilings, walls and columns, table layouts, gaming chairs and other items;

• the expansion and renovation of the race and sports book;

• redevelopment of the pool area;

Tropicana Las Vegas Hotel and Casino, Inc.

Notes to Condensed Consolidated Financial Statements

• enhancement of the food and beverage facilities including remodeled or new bar locations on the casino floor intended to significantly improve the casino guest experience;

• expansion and renovation of the showroom to include reconfiguration of seating to accommodate additional capacity;

• a remodel of the convention center with new carpet, walls, seating and signage;

• a new design for outdoor signage and the façade;

• a reconfiguration of the pedestrian bridge between Tropicana Las Vegas and MGM Grand Hotel & Casino;

• renovating restroom facilities throughout the property;

• renovations related to notices of violations and deferred maintenance projects; and

• other back-of-house improvements, upgrades to information technology systems and infrastructure upgrades.

In addition, we intend to add the Nikki Beach nightclub and Beach Club as part of our capital improvement project.

6. Debt

Credit Agreement

In March 2010, the Company entered into a $60 million credit agreement (the “Credit Agreement”) comprised of a $50 million revolving credit facility (the “Revolver”) and a $10 million delayed draw term loan (the “Term Loan”). The maturity date for the Credit Agreement is March 2014. The Revolver bears interest at 4% per annum. Proceeds from the Revolver will be used to finance current ongoing capital improvement projects and other general corporate purposes. Proceeds from the Term Loan will be used to finance the construction and build-out of our night club and related amenities as part of our capital improvement projects. The Term Loan bears interest at 6% per annum and requires quarterly principal payments equal to the 100% of the net income generated by the nightclub as long as an amount is outstanding under the Term Loan, as defined. Upon funding of the Term Loan, the Company will be required to establish as interest reserve account, as defined. As of March 31, 2010, no amounts were outstanding under the Credit Agreement.

The Credit Agreement contains certain financial and other covenants. These include a minimum total debt to EBITDA (as defined in the Credit Agreement) ratio beginning September 30, 2011. The covenants, among other things, restrict, subject to certain exceptions, the Company’s ability to incur additional indebtedness; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends or make distributions; engage in certain transactions with affiliates; and make investments. Substantially all of the assets of the Company are pledged as security under the Credit Agreement.

Capital Leases

The Company leases certain equipment under capital leases. These agreements have been capitalized at the present value of the future minimum lease payments at inception and are included in property and equipment. Under the terms, the lease agreements are non-interest bearing. No imputed interest was recorded as it was not material to the financial statements. The Company estimates that the fair market value of the property and equipment subject to leases approximates the net present value of the leases.

7. Commitments and Contingencies

Armenco Lease

As discussed in Note 1, on June 22, 2009, the Company entered into a lease agreement with Armenco (the “Armenco Lease”) in which the Company leases the real and personal property of the Company’s hotel and casino, including the restaurants, lounges, retail shops and other related support facilities, and the operation thereof to Armenco until such time as its is able to obtain all governmental registrations, findings of suitability, licenses, qualifications, permits and approvals pursuant to the gaming laws and regulations of the State of Nevada and Clark County liquor and gaming codes necessary for the Company to own and operate its gaming facility directly, as

Tropicana Las Vegas Hotel and Casino, Inc.

Notes to Condensed Consolidated Financial Statements

allowed under the Bankruptcy Plan. The Armenco Lease calls for a fee equal to 2% of net revenues and 5% of EBITDA, each as defined, to be paid to Armenco. Armenco shall in turn pay rent in the amount of $1.00 per month. The Armenco Lease shall terminate thirty days after the Company has received all licenses and approvals necessary to operate a hotel and casino on the leased property or June 30, 2010, whichever comes first. In the event the Company has not received all required approvals by June 30, 2010, the term shall be considered a tenancy from month to month only. The Company incurred approximately $0.2 million in expense related to the Armenco Lease for the three months ended March 31, 2010, which is included in general and administrative expenses on the accompanying condensed consolidated statements of operations.

Litigation

Pursuant to the Bankruptcy Plan discussed in Note 1, the Company has assumed certain obligations and liabilities of the Predecessor, particularly liabilities in respect of post-bankruptcy petition administrative expenses. As of March 31, 2010, we have paid approximately $2.5 million in allowed priority and cure claims and in non-professional fee administrative expenses and, with the exception of one disputed priority claim asserted in the amount of approximately $426,000 and one disputed priority tax claim asserted in the amount of approximately $42,200, we do not anticipate any material additions to such claims or expenses. Professionals employed at the expense of the bankruptcy estates of the Predecessor and other debtors have filed applications for allowance of approximately $13 million in professional fees and expenses against the Predecessor. The Company disputes and intends to object to many of those applications and believes that our liability in respect of such claimed professional fees and expenses will be materially less than the amounts requested, but we can give no assurance in this regard. TEH has asserted a claim of approximately $520,000 for management fees and an unliquidated contingent claim relating to alleged workers’ compensation liabilities. The Company disputes a portion of the claimed management fee and is currently in discussions with TEH regarding a resolution. We dispute the claim in respect of workers’ compensation liabilities in its entirety. However, no assurance can be given that the claims asserted will be ultimately disallowed or will not have a material adverse impact on the Company.

The Company is a plaintiff in a civil action pending in the Eighth Judicial District Court in the County of Clark, Nevada,called Tropicana Las Vegas, Inc. and Hotel Ramada of Nevada, LLC v. Aztar Corporation and Tropicana Entertainment, LLC (Case No. A09595469-B). The Company is seeking confirmation from the court that it has the right to use the "Tropicana" name based on implied and express agreements and the application of principles of estoppel. The defendants contend that they alone have a right to use the "Tropicana" name and, further, have asserted a counterclaim that the Company is infringing their purported trademark rights by using the "Tropicana" name in conducting its business. After the action was filed, the defendants removed it to the United States District Court for the District of Nevada (Case No. 2:09-cv-01488); the Company moved to remand the action, which motion was granted, the effect being that the case has now returned to state court. Prior to remand, on January 8, 2010, the Company filed a Motion For Summary Judgment in the United States District Court for the District of Nevada, where the case was then pending. The motion asserted that the Company is entitled to judgment as a matter of law based on historical agreements concerning the property and the name Tropicana. The defendants filed a Cross-Motion For Summary Judgment in which they asserted an exclusive right to use the "Tropicana" name based on certain federal trademark registrations purportedly assigned to Aztar Corporation in 2007. On May 5, 2010, the court issued a preliminary ruling denying both motions for summary judgment on the ground that an issue of fact exists as to one of the defendants' defenses. In its preliminary ruling, the court also issued several findings that are favorable to the Company, including a finding that trademark rights reverted to our predecessor in 2002. Discovery is ongoing, and the Company therefore cannot express an opinion at this time on the outcome of the case. See "Item 1A. Risk Factors—The Company are currently involved in litigation over the use of the 'Tropicana' name."

8. Stockholders’ Equity

Common Stock

The Company is authorized to issue up to 11.0 million shares of its Class A Common and up to 5.2 million shares of its Class B Common. As of March 31, 2010, 4,487,485 shares of the Company’s Class A Common were outstanding. No Class B Common has been issued. Except as otherwise provided by the Company’s articles of incorporation or Nevada law, each holder of the Class A Common is entitled to one vote, in person or by proxy, for each share standing in such holder’s name on the Company’s stock transfer records. To the fullest extent permitted by law, holders of Class B Common shall not be entitled to vote on any matter submitted to a vote of the Company’s stockholders. Each share of Class A Common is convertible into a share of Class B Common, in each case as adjusted for any stock dividends, splits, combinations, recapitalizations, reclassifications and similar events. Each share of Class B Common is convertible into a share of Class A Common, in each case as adjusted for any stock

Tropicana Las Vegas Hotel and Casino, Inc.

Notes to Condensed Consolidated Financial Statements

dividends, splits, combinations, recapitalizations, reclassifications and similar events, provided that such conversion is in compliance with, and such holder has, all necessary approvals and licenses under all applicable gaming laws.

Holders of shares of common stock are entitled to receive dividends only when, as and if approved by the Company’s board of directors from funds legally available for the payment of dividends, after payment of dividends on the Company’s outstanding series of preferred stock. The Company’s stockholders are entitled to share ratably in the assets legally available for distribution to the Company’s stockholders in the event of the Company’s liquidation, dissolution or winding up, voluntarily or involuntarily, after payment of, or adequate provision for, all of the Company’s known debts and liabilities and of any preferences of the Class A Preferred or any other series of its preferred stock that may be outstanding in the future. These rights are subject to the preferential rights of any other series of the Company’s preferred stock that may then be subject to compliance with the Stockholders’ Agreement, dated July 1, 2009 (the “Stockholders’ Agreement”) and applicable federal and state securities laws, including the Nevada Gaming Control Act, the Company’s common stock may be transferred without any restrictions or limitations.

Pursuant to the Bankruptcy Plan, the Company issued a warrant to purchase up to 664,122 shares of our Class B Common to TEH (the “TE Warrant”). As of March 31, 2010, the TE Warrant is outstanding. The TE Warrant is exercisable by TEH at any time on or prior to the earlier of (i) 5:00 pm, New York City time, on July 1, 2013, or (ii) a date on which we sell, lease, transfer or otherwise dispose of substantially all of our property, assets or business, another person or entity acquires all or substantially all of our shares of common stock or we consolidate with or merge with or into another person or entity or enter into a business combination with another person. The exercise price per share for the TE Warrant is equal to (a) $66,412,373 plus interest accrued from and after July 1, 2009 at the rate of 15% per annum, compounded annually, divided by (b) 664,122. As of March 31, 2010, the exercise price of the TE Warrant was $111.25. In order to exercise the TE Warrant, TEH is required to become a party to the Stockholders’ Agreement. Based on the valuation models used and related assumptions, no value has been ascribed to the TE Warrant in the accompanying condensed consolidated financial statements.

Preferred Stock

The Company is authorized to issue up to 750,000 shares of its Class A Preferred all of which are outstanding at March 31, 2010.  The Company is authorized to issue up to 545,702 of its class A series 2 convertible participating preferred stock, $0.01 par value per share (“Series 2 Preferred”, and collectively with Class A Preferred, “Preferred Stock”).  As of March 31, 2010, no Series 2 Preferred has been issued.  The Preferred Stock constitutes a series of the Company’s preferred stock, consisting of an aggregate of 1,295,702 shares having a per share liquidation preference amount equal to the greater of (i) $100 plus the amount of accrued and unpaid dividends for any prior dividend periods; and (ii) an amount equal to the amount the holders of the Preferred Stock would have received upon liquidation, dissolution or winding up of the Company had such holders converted their shares of the Preferred Stock into shares of the Company’s common stock immediately prior to such liquidation, dissolution or winding up.

Dividends on the Preferred Stock are payable semi-annually in arrears, when, as and if authorized and declared by the Company’s board of directors out of legally available funds, on a cumulative basis on the $100 per share original purchase price plus the amount of cumulated and unpaid dividends for any prior dividend periods. Dividends on the Preferred Stock are calculated at a rate of 12.5% per annum and are payable semi-annually in arrears on February 17 and August 17 of each year, commencing on February 17, 2010 for the Class A Preferred and August 17, 2010 for the Series 2 Preferred. Each dividend will be payable to holders of record as they appear on the Company’s stock register on the applicable record date, which will be the 15th calendar day immediately preceding the related dividend payment date (whether or not a business day), or such other record date determined by the Company’s board of directors that is not more than 60 nor less than ten days prior to the related dividend payment date. Each period from and including a dividend payment date (or the date of the issuance of the Preferred Stock) to but excluding the following dividend payment date is referred to as a “dividend period.” Dividends payable for each dividend period are computed on the basis of a 360-day year consisting of twelve 30-day months. Any payment of a dividend will first be credited against the earliest cumulated but unpaid dividend due with respect to such share that remains payable. As of March 31, 2010, the Company had approximately $5.8 million in unrecorded dividend liability.

Tropicana Las Vegas Hotel and Casino, Inc.

Notes to Condensed Consolidated Financial Statements

Dividends on the Preferred Stock will be cumulative. If for any reason the Company’s board of directors does not declare a dividend on the Preferred Stock for a particular dividend period, or if the Company’s board of directors declares less than a full dividend, the Company will remain obligated to pay the unpaid portion of the dividend for that period and the unpaid dividend will compound on each subsequent dividend date (meaning that dividends for future dividend periods will be calculated on any unpaid dividend amounts for prior dividend periods).

The Company is not obligated to pay holders of the Preferred Stock any dividend in excess of the dividends on the Preferred Stock that are payable as described above. There is no sinking fund with respect to dividends on the Preferred Stock. So long as the Preferred Stock remains outstanding, the Company may not declare or pay a dividend or other distribution on the Company’s common stock or any other shares that ranks junior to the Preferred Stock (other than dividends payable solely in common stock), and the Company generally may not directly or indirectly purchase, redeem or otherwise acquire any shares of common stock unless all accrued and unpaid dividends on the Preferred Stock for all past dividend periods are paid in full.

Each share of Preferred Stock is convertible into shares of common stock. Each holder of the Preferred Stock is entitled to convert any and all shares of such stock into shares of Class A Common or Class B Common (at the option of such holder) provided that the conversion of Preferred Stock to Class A Common will not be permitted unless such conversion is in compliance with, and such holder has, all necessary approvals and licenses under all applicable gaming laws. The number of shares of Class A Common or Class B Common (at the option of such holder) that each Preferred Stock can be converted into can be determined by dividing (i) the sum of the $100 per share original purchase price of the Preferred Stock and the amount of cumulated and unpaid dividends for any prior dividend periods by (ii) the conversion price at the time of the time of the conversion. The initial conversion price is $25. Each outstanding share of Preferred Stock will automatically convert into a number of shares of Class A Common or Class B Common, as the case may be, upon any initial public offering of the Company’s common stock on a national stock exchange.

Subject to any preferences that may be granted to the holders of the Company’s preferred stock, each holder of common stock is entitled to receive ratably such dividends as may be declared by the Board of Directors out of funds legally available therefore, as well as any distributions to the stockholders and, in the event of liquidation, dissolution or winding up of the Company, is entitled to share ratably in all assets of the Company remaining after payment of liabilities.

9. Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with accounting guidance which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statements of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

Due to the net loss for the three months ended March 31, 2010, all potential common shares of 3.2 million were anti-dilutive, and therefore were not included in the computation of diluted earnings per share.

10. Income Taxes

The financial results include no income tax expense (benefit) for the three months ended March 31, 2010.

The Predecessor’s operating results have been included in consolidated federal, state and local income tax returns filed by TEH. The tax payments, if any, related to the returns were paid by TEH. However, the income tax expense reflected in the Predecessor condensed consolidated statement of operations and deferred tax assets and liabilities reflected in the Predecessor condensed consolidated balance sheet have been prepared as if these amounts were computed on a separate return basis.

Tropicana Las Vegas Hotel and Casino, Inc.

Notes to Condensed Consolidated Financial Statements

The income tax expense and deferred income taxes recorded in the accompanying Predecessor consolidated financial statements may not necessarily reflect the income tax expense or deferred income taxes of the Predecessor had it been a separate stand-alone company during the Predecessor Period.

The Company’s and Predecessor’s effective income tax rate for the three months ended March 31, 2010 and 2009 was 0% and 29.3%, respectively. The difference between the federal statutory rate of 35% and the Company’s effective income tax rate for the three months ended March 31, 2010 was primarily due to the full valuation allowance recorded during the period. The difference between the federal statutory rate of 35% and the Predecessor’s effective tax rate for the three months ended March 31, 2009 was primarily due to the partial valuation allowance recorded during the period. Looking forward, the Company’s effective income tax rate may fluctuate due to changes in tax legislation, changes in the Company’s estimates of federal tax credits, changes in the Company’s assessment of uncertainties as valued under accounting guidance for uncertainty in income taxes, as well as accumulated interest and penalties.

11. Subsequent Event

Rights Offering

In April 2010, the Company consummated a $50 million rights offering pursuant to which we issued and sold 500,000 shares of our Series 2 Preferred to certain of our stockholders. As part of this rights offering, the Company also issued an additional 40,000 shares of Class A Common to purchasers in the offering who provided a “backstop” to the offering (i.e., purchasing the shares of Series 2 Preferred that were unsubscribed for by the other stockholders to ensure that the Company could raise the full $50 million from the offering). Further, the Company issued an additional 45,585 shares of Series 2 Preferred to the lead arranger and administrative agent of the Credit Agreement as consideration for providing the Term Loan and Revolver.

Management Agreement

In May 2010, the Company entered into a management agreement (the “Management Agreement”) with Trilliant Management, LP (“Trilliant LP”), pursuant to which, subject to Trilliant LP obtaining all required governmental registrations, findings of suitability, licenses, qualifications, permits and approvals (the “Trilliant Approvals”), Trilliant LP will assist the Company in the management and operation of Tropicana Las Vegas.  The term of the Management Agreement will begin on the first day following the date of receipt of the Trilliant Approvals and will expire on the date immediately preceding the tenth anniversary thereof.

For each fiscal year or portion thereof during the term of the Management Agreement, the Company will pay Trilliant LP a fee equal to the sum of 2% of all revenue from the operation of Tropicana Las Vegas (the “Revenue Fee”) and 5% of EBITDA after reduction of the Revenue Fee (each as defined).

Trilliant LP is controlled by its general partner, Trilliant Gaming Nevada Inc. with is owned by each of Mr. Alex Yemenidjian, our Chairman of the Board, Chief Executive Officer and President, Mr. Timothy Duncanson, a director of the Company and Mr. Gerald Schwartz, the chairman and controlling stockholder of Onex Corporation.  Together Messrs. Yemenidjian, Duncanson and Schwartz own 100% of the outstanding voting securities of Trilliant Gaming Nevada Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our results of operations and financial condition for the three months ended March 31, 2010, should be read in conjunction with, and is qualified in its entirety by, our condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.  This discussion contains certain “forward-looking statements,” including information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” and similar expressions, as well as statements in future tense, identify forward-looking statements.  Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements speak only as of the date the statements are made. You should not put undue reliance on any forward-looking statements.

Overview of our Company

Our primary business is the ownership and operation of Tropicana Las Vegas which offers casino gaming, hotel accommodations, dining, entertainment, retail shopping and other resort amenities. Tropicana Las Vegas is a hotel casino property conveniently located at the corner of Tropicana Avenue and Las Vegas Boulevard on the Las Vegas Strip. Our casino hotel offers 1,772 hotel rooms, a 50,000 square foot casino floor, two restaurants, several lounges, two theaters and more than 100,000 square feet of flexible convention and meeting space.

Gaming and other leisure activities we offer represent discretionary expenditures and participation in such activities may decline during economic downturns, during which consumers generally earn less disposable income. As a casino-based company, our operating results are highly dependent on the volume of customers to our property, which in turn impacts the price that we can charge for our hotel rooms and food and beverage menu items and other amenities.

Current Economic Conditions.  The current unprecedented and challenging global economic conditions have negatively impacted our results of operations by affecting consumer discretionary spending and overall visitor volume. Corporate spending on conventions and business development has also decreased substantially as companies are cutting costs in response to the current global economic conditions. These and other uncertainties have and could continue to adversely affect our results of operations. In addition, in recent months the Las Vegas market has also seen an influx of room inventory as a result of the opening of City Center by MGM Mirage in December 2009 which increased room inventory by approximately 4,400 rooms. The increase in room inventory coupled with the decrease in visitor volume has resulted in a supply versus demand imbalance leading to a lower average daily room rate and hotel occupancy which translates into lower room revenues.

New Executive Team.  Upon our formation in June 2009, Alex Yemenidijian was appointed to the board of directors and named President and Chief Executive Officer.  In addition, the Company established an executive team including, among others, a new President, General Counsel, Vice President of Human Resources and Vice President of Information Technology as a result of the Company operating as a standalone property which has increased our operating costs.

Capital Improvement Project.  In an effort to revamp the historic Tropicana Las Vegas, which has not seen any updates to the facility since 1985, we have begun a $147 million capital improvement project to make the property more attractive and desirable beginning with the launch of new company logo which represents the Company’s vision of excitement, sensuality, rhythm and style. The capital improvement project is expected to be completed in phases until April 2011 and will include a complete renovation of each hotel room and suite to update furnishings and amenities, substantially upgrading the guest room experience; a comprehensive casino remodel including a refurbishment of the casino floor which includes new slot machines, furnishings, carpet, new ceilings, walls and columns, table layouts, gaming chairs and other items; the expansion and renovation of the race and sports book; redevelopment of the pool area; enhancement of the food and beverage facilities including remodeled or new bar locations on the casino floor intended to significantly improve the casino guest experience; expansion and renovation of the showroom to include reconfiguration of seating to accommodate additional capacity; a remodel of the convention center with new carpet, walls, seating and signage; a new design for outdoor signage and the façade;

a reconfiguration of the pedestrian bridge between Tropicana Las Vegas and MGM Grand Hotel & Casino; renovating restroom facilities throughout the property; and other back-of-house improvements, upgrades to information technology systems and infrastructure upgrades.  To date the convention center remodel has been completed as well as the renovation of the rooms and suites located in the Paradise Tower with the remaining rooms still to be completed.

In addition, we intend to add the Nikki Beach nightclub and Beach Club to provide Tropicana Las Vegas customers a more enjoyable and complete guest experience. While we expect Tropicana Las Vegas to remain open during the capital improvement project, the construction and renovations process will disrupt and inconvenience our customers. Although we will seek to minimize such disruption and inconvenience to our customers, our Company may experience a reduction in revenues as a result.

Credit Agreement.  In March 2010, the Company entered into a $60 million credit agreement (the “Credit Agreement”) comprised of a $50 million revolving credit facility (the “Revolver”) and a $10 million delayed draw term loan (the “Term Loan”). The maturity date for the Credit Agreement is March 2014. The Revolver bears interest at 4% per annum. Proceeds from the Revolver will be used to finance current ongoing capital improvement projects and other general corporate purposes. Proceeds from the Term Loan will be used to finance the construction and build-out of our night club and related amenities as part of our capital improvement projects. The Term Loan bears interest at 6% per annum and requires quarterly principal payments equal to the 100% of the net income generated by the nightclub as long as an amount is outstanding under the Term Loan, as defined. Upon funding of the Term Loan, the Company will be required to establish an interest reserve account, as defined in the Credit Agreement. As of April 30, 2010, no amounts were outstanding under the Credit Agreement.

Key Financial Metrics

Casino Revenue.    Casino revenue is derived primarily from customers wagering on slot machines, table games and other gaming activities. Table games generally include blackjack or twenty one, craps, baccarat and roulette. Other gaming activities include keno and race and sports wagering. Casino revenue is defined as the net win from gaming activities, computed as the difference between gaming wins and losses, not the total amounts wagered. “Table game handle” and “slot handle” are casino industry specific terms that are used to identify the amount wagered by customers at tables and slot machines, respectively. “Table game hold” and “slot hold” represent the percentage of the total amount wagered by customers that the casino has won. Hold is derived by dividing the amount won by the casino by the amount wagered by customers. Casino revenue is recognized at the end of each gaming day. Casino revenue varies from time to time due to table game hold, slot hold and the amount of gaming activity.

Room Revenue.    Room revenue is derived from hotel rooms and suites rented to guests. “Average daily rate” is an industry specific term used to define the average amount of revenue per room per rented room day. “Occupancy percentage” defines the total percentage of rooms occupied and is computed by dividing the number of rooms occupied by the total number of rooms available. Room revenue is recognized at the time the rooms are provided to guests. Hotel room revenue varies depending upon the occupancy level of the hotel and the rates that can be charged.

Food and Beverage Revenue.    Food and beverage revenue is derived from food and beverage sales in the food outlets of the hotel casino, including restaurants, room service and banquets. Food and beverage revenue is recognized at the time the relevant food or beverage service is provided to guests.

Operating Costs and Expenses.    Operating costs and expenses includes the direct costs associated with, among other things, operating the casino, hotel, food and beverage outlets and other casino and hotel operations (including retail amenities, concessions, entertainment offerings and certain other ancillary services conducted at the casino). These direct costs primarily relate to payroll, supplies, costs of goods sold and gaming taxes and licenses. Gaming license fees and taxes are based upon such factors as a percentage of the gross revenues or net gaming proceeds received and the number of gaming devices and table games operated. Gaming license fees and taxes may also vary with changes in applicable legislation. Operating costs and expenses also include the costs of marketing, advertising and promotions, general and administrative costs and the costs of maintenance and utilities.

Results of Operations

We conducted no business or operations prior to taking ownership of Tropicana Las Vegas. From January 3, 2007 through June 30, 2009, Tropicana Las Vegas was owned and operated by TEH. As such, we cannot provide substantive disclosure on all aspects of the business of Tropicana Las Vegas prior to July 1, 2009.

The following table highlights our and the Predecessor’s results of operations (dollars in thousands, unaudited):

	Successor	Predecessor
	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	Percent Change
Net revenues	$13,053	$23,346	(44)%
Operating costs and expenses	22,950	26,191	(12)%
Operating loss	(9,897)	(2,845)	248%
Interest expense	(2)	(2,556)	(100)%
Reorganization items, net	—	(1,019)	(100)%

Net Revenues and Operating Loss

Net revenues decreased 44% for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 primarily related to reduced consumer discretionary spending as well as decreased visitor volume due to disruption from our current property revitalization project, which negatively affected our operations.  Our net revenues are expected to continue to be negatively affected throughout 2010 due to disruption from our capital improvement project which has resulted in the closure of a significant number of rooms for renovation and is expected to be completed in the second quarter of 2011.

The operating loss increased $7.1 million for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 which is primarily related to the decrease in our net revenues discussed above. In addition, we have focused on operating efficiency initiatives including reduction in the number of employees and reduced advertising and promotional expenses, among other initiatives.  However, many of our operational costs are fixed and therefore operating results and operating margins suffer as net revenues decrease.

The following table highlights our and the Predecessor’s various sources of revenues and expenses as compared to the prior period (dollars in thousands, unaudited):

	Successor	Predecessor
	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	Percent Change
Casino revenues	$6,459	$9,996	(35)%
Casino expenses	5,202	6,349	(18)%
Margin	19%	36%

Room revenue	4,373	6,595	(34)%
Room expense	2,913	4,560	(36)%
Margin	33%	31%

Food and beverage revenues	2,298	4,879	(53)%
Food and beverage expenses	2,816	5,048	(44)%
Margin	(23)%	(3)%

Other revenues	1,398	3,946	(65)%
Other expenses	1,255	2,381	(47)%

General and administrative expenses	5,680	3,006	89%
Percent of net revenues	44%	13%

Depreciation and amortization	1,514	1,740	(13)%
Percent of net revenues	12%	7%

Casino

Casino revenues decreased $3.5 million for three months ended March 31, 2010 as compared to the three months ended March 31, 2009.  Slot revenues accounted for a majority of the decrease in casino revenues primarily due to a decrease in slot handle resulting from reduced customer visits to our property and decreased spend per visit as discussed above.  Casino expenses decreased 18% for the three months ended March 31, 2010 as compared to the same period in the prior year. The decrease was primarily related to lower payroll costs as a result of efficiency initiatives implemented by management as well as lower gaming taxes as a result of decreased casino revenues. As a result of the decreased casino revenues, the casino operating margin decreased to 19% in the three months ended March 31, 2010 from 36% in the three months ended March 31, 2009.

Room

Room revenue decreased $2.2 million for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 which was attributable to the closure of a significant number of our rooms for renovation as part of our capital improvement project resulting in a decline in occupancy percentage while average daily rate remained virtually unchanged. Occupancy percentage decreased to 68% for the three months ended March 31, 2010 compared to 72% for the three months ended March 31, 2009. The decrease in occupancy is due to an increase in room supply by competitors and the current property revitalization project underway at the property. Room expense decreased 36% for the three months ended March 31, 2010 as compared to the same period in the prior year due to reduced payroll costs resulting from efficiency initiatives discussed above.

Food and Beverage

Food and beverage revenues decreased approximately $2.6 million for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.  The decrease was primarily due to the temporary closure of the buffet in February 2010 as part of our property revitalization project as well as decreased visitor volume as a result of both the current state of the economy and the property revitalization project in progress. Food and beverage expense decreased approximately $2.2 million for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 primarily due to lower payroll costs.

Other

Other revenues primarily include income from the gift shop, entertainment and leased outlets. Other revenues decreased approximately $2.5 million, or 65%, for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. The decrease is attributed to the closure of Folies Bergere, a live entertainment show, in March 2009 as well as reduced sales for entertainment venues resulting from decreased visitor volume.

General and Administrative

General and administrative expenses increased 89% for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. The increase is primarily related to approximately $2.1 million in additional payroll costs incurred as a result of increased management needed by the Company as it is no longer a subsidiary of Tropicana Entertainment Holdings, LLC.

Depreciation and Amortization

Depreciation and amortization expense decreased 13% for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 as a result of the Company resetting historical net book value of its property and equipment to fair value in accordance with fresh-start reporting.

Interest Expense

Interest expense decreased 100% for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.  The decrease is the result of the discharge of the Predecessor’s debt as a result of the Bankruptcy Plan.

Liquidity and Capital Resources

Overview

The following liquidity and capital resources discussion contains certain forward-looking statements with respect to our business, financial condition, results of operations and capital improvement project, which involve risks and uncertainties that cannot be predicted or quantified. Consequently, actual results may differ materially from those expressed or implied herein. Such risk and uncertainties include, but are not limited to, financial market risks, the ability to maintain existing management, competition within the gaming industry, economic conditions, regulatory matters and litigation and other risks described in Item 1A of our Form 10, as amended.  In addition, construction projects such as our capital improvement project entail significant risks including shortages of materials or skilled labor, unforeseen regulatory problems, work stoppages, weather interference and unanticipated cost increases. The anticipated costs and construction periods are based on budgets, conceptual design documents and construction schedule estimates. There can be no assurance that the budgeted costs or construction period will be met. All forward-looking statements are based on our current expectations and projections about future events.

We have not conducted any business other than the operation of Tropicana Las Vegas that we took operational ownership of on July 1, 2009 as provided for by the Bankruptcy Plan. In addition, we have limited liquidity and capital resources and are currently experiencing negative cash flow from our operations. As of March 31, 2010, we had $16.6 million in cash and cash equivalents which is used to fund our daily operations as well as costs associated with our property revitalization.

In connection with our formation and operation of Tropicana Las Vegas, we entered into a lease agreement, dated June 22, 2009, with Armenco Holdings, LLC, (“Armenco”), a company controlled by our Chairman of the Board, Chief Executive Officer and President, whereby we lease the real and non-gaming personal property of our hotel and casino, including the restaurants, lounges, retail shops and other related support facilities, and the operation thereof to Armenco. Armenco separately acquired the gaming assets. At such time as we are able to obtain all governmental registrations, findings of suitability, licenses, qualifications, permits and approvals pursuant to the gaming laws and regulations of the State of Nevada and Clark County liquor and gaming codes necessary for us to own and operate our gaming facility directly, Armenco will transfer to us all of the gaming assets of Tropicana Las Vegas for nominal consideration, the lease agreement with Armenco will be terminated and the operation of our hotel and casino will thereafter be managed by Trilliant Management, L.P., (“Trilliant LP”), pursuant to a management agreement we entered into with Trilliant LP in May 2010 upon Trilliant LP obtaining all required governmental registrations, findings of suitability, licenses, qualifications, permits and approvals. Trilliant LP is controlled by its general partner, Trilliant Gaming Nevada Inc. with is owned by each of Mr. Alex Yemenidjian, our Chairman of the Board, Chief Executive Officer and President, Mr. Timothy Duncanson, a director of the Company and Mr. Gerald Schwartz, the chairman and controlling stockholder of Onex Corporation.  Together Messrs. Yemenidjian, Duncanson and Schwartz own 100% of the outstanding voting securities of Trilliant Gaming Nevada Inc.

Three months ended March 31, 2010

During the three months ended March 31, 2010, our cash flows used in operating activities were approximately $8.9 million. Capital expenditures were approximately $17.9 million while payments on capital leases were approximately $0.4 million for the same period. During the three months ended March 31, 2010, we paid approximately $0.3 million in debt issuance costs related to the Credit Agreement we entered into in March 2010.

Anticipated Capital Expenditures, Liquidity Requirements, and Liquidity Sources

In April 2010, we completed a $50 million rights offering pursuant to which we issued and sold 500,000 shares of our class A series 2 convertible participating preferred stock, $0.01 par value, (“Series 2 Preferred”) to certain of our stockholders.

On March 17, 2010, we entered into a $60 million credit agreement with one of our stockholders pursuant to which we have the right to borrow up to $50 million to finance our capital improvement project and our working capital and other general corporate requirements and up to an additional $10 million to finance the construction and build-out of our Nikki Beach nightclub and related amenities.

In July 2009, we announced a large-scale property revitalization of our hotel casino. The project will cost approximately $147 million, of which $42.3 million was spent as of March 31, 2010, and will include the remodel of a significant majority of our 1,772 rooms, the casino floor, restaurants and bars along with the showroom, convention center and pool area as discussed above.

We believe that our current sources of capital will be sufficient to meet our short-term liquidity requirements. We intend to satisfy our long-term liquidity requirements primarily through cash provided by operations. However, our ability to meet our long-term liquidity requirements will depend upon our ability to generate adequate cash flow from our operations. In the event that the anticipated sources of capital are inadequate to fund our short-term or long-term liquidity requirements, we will be required to procure additional financing, including debt financing or additional equity financing, to fund our operations and our capital expenditures. There can be no assurances that such sources of financing will be available to us on terms acceptable to us, if at all.

Our primary cash requirements for 2010 are expected to include capital expenditures related to our capital improvement project, operational requirements and interest payments on indebtedness. We expect that our cash flows from operations and cash obtained from the issuance of additional shares of our preferred stock and our debt financing, together with cash on hand, will be adequate to fund our activities, including capital expenditures for our property revitalization.

Contractual Obligations and Off-Balance Sheet Arrangements

With the exception of payments made in relationship to our capital leases, there have been no material changes during the three months ended March 31, 2010 to our contractual obligations or off-balance sheet arrangements as disclosed in Item 2 of our Form 10, as amended.

Critical Accounting Policies

A description of our critical accounting policies can be found in Item 2 of our Form 10, as amended. There were no material changes to our critical accounting policies during the three months ended March 31, 2010.

Recent Accounting Pronouncements

In April 2010, accounting guidance was updated regarding the accounting for casino base jackpot liabilities.  The guidance clarifies that an entity should not accrue jackpot liabilities (or portion thereof) before a jackpot is won if the entity can avoid paying the jackpot but should be accrued and charged to revenue when an entity has the obligation to pay the jackpot.  The guidance applies to both base and progressive jackpots.  The effect of the guidance should be recorded as a cumulative-effect adjustment to opening retained earnings in the period of adoption.  The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company has not yet determined the impact, if any, that these new accounting standards will have on its financial statements.

In January 2010, new accounting guidance was updated regarding fair value measurements and disclosures.  The guidance clarifies and extends the disclosure requirements about recurring and nonrecurring fair value measurements. The Company adopted the new accounting guidance in the first quarter of 2010 and the adoption did not have a material impact on the Company’s condensed consolidated financial statements.

In June 2009, new accounting standards were issued regarding the consolidation of variable interest entities. These new accounting standards address the effects of elimination of the qualifying special-purpose entity concept from previous standards. These new accounting standards amend previous guidance in determining whether an enterprise has a controlling financial interest in a variable interest entity. This determination identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance and the ability to absorb losses or the right to receive benefits of the entity that could potentially be significant to the variable interest entity. The Company adopted the new accounting standards on January 1, 2010. The adoption of these new accounting standards did not have a material effect on the Company’s condensed consolidated financial statements.

A variety of proposed or otherwise potential accounting standards are currently under consideration by standard-setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed standards, the Company has not yet determined the effect, if any, that the implementation of such proposed standards would have on its financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices.  Currently we do not have any long-term debt outstanding under our Credit Agreement, which is at a fixed interest rate, and therefore we are not currently subject to market risk.  However, as our fixed rate debt matures, and if additional debt is acquired to fund the debt payment, future earnings and cash flows may be affected by changes in interest rates.

Item 4. Controls and Procedures.

Disclosed under Item 4T.

Item 4T. Controls and Procedures.

Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of March 31, 2010.  This conclusion is based on an evaluation conducted under the supervision and participation of the principal executive officer and principal financial officer along with company management.  Disclosure controls and procedures are those controls and procedures which ensure that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with SEC rules and regulations.  The evaluation conducted did not include an evaluation of our Predecessors.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2010 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

A description of our legal proceedings can be found in Item 1 of our Form 10, as amended.

Item 1A. Risk Factors.

A description of our risk factors can be found in Item 1A of our Form 10, as amended. The following information represents material changes to those risk factors during the three months ended March 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

None.

Item 6. Exhibits.

10.1         Management Agreement, dated April 14, 2010, among Nikki Beach Las Vegas LLC, Tropicana Las Vegas, Inc. and Penrod Management Group, Inc. (incorporated by reference to Exhibit 10.7 to the Company’s Post-Effective Amendment No.1 to Form 10 filed on May 31, 2010)

31.1*       Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*       Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†       Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†       Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Furnished herewith.

† Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

Date: June 1, 2010	By:	/s/ Alex Yemenidjian
Alex Yemenidjian
Chief Executive Officer and President