Form 10-Q
period 2010-06-30
Tropicana Las Vegas Hotel & Casino, Inc.
filed 2010-08-10
CIK 1479046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of July 30, 2010 there were 4,527,485 shares outstanding of the registrant’s Class A Common Stock, $0.01 par value and no shares outstanding of the registrant’s Class B Common Stock, $0.01 par value.  The issued and outstanding equity securities of the registrant are not publicly traded.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	Successor
	June 30,	December 31,
	2010	2009
ASSETS

Current assets:
Cash and cash equivalents	$30,757	$45,008
Restricted cash	9,907	4,962
Receivables, net	1,512	1,550
Inventories	393	362
Prepaid expenses and other assets	2,552	3,107
Total current assets	45,121	54,989
Property and equipment, net	291,308	253,710
Other assets, net	5,860	251
Total assets	$342,289	$308,950

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of capital lease obligations	$1,513	$1,447
Accounts payable	10,068	10,205
Construction payable	2,098	2,749
Accrued payroll and related	3,715	4,235
Accrued gaming and related	1,192	1,408
Other accrued expenses and current liabilities	2,525	1,836
Total current liabilities	21,111	21,880
Capital lease obligations	1,544	873
Other long-term liabilities	171	185
Total liabilities	22,826	22,938
Commitment and contingencies (Note 7)
Stockholders’ equity:
Class A preferred stock, $0.01 par value, 750,000 shares authorized, 750,000 shares issued and outstanding	8	8
Class A series 2 convertible participating preferred stock, $0.01 par value, 545,702 and 0 shares authorized, 545,585 and 0 shares issued and outstanding	5	—
Class A common stock, $0.01 par value, 11,000,000 shares authorized, 4,527,485 and 4,487,485 shares issued and outstanding	45	44
Class B common stock, $0.01 par value, 5,182,808 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	359,500	304,948
Accumulated deficit	(40,095)	(18,988)
Total stockholders’ equity	319,463	286,012
Total liabilities and stockholders’ equity	$342,289	$308,950

The accompanying notes are an integral part of these condensed consolidated financial statements.

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

(unaudited)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Revenues:
Casino	$6,527	$8,793	$12,986	$18,789
Room	5,123	5,825	9,496	12,420
Food and beverage	2,619	4,626	4,917	9,505
Other	1,172	3,040	2,570	6,986
Gross revenues	15,441	22,284	29,969	47,700
Less: promotional allowances	(1,628)	(1,736)	(3,103)	(3,806)
Net revenues	13,813	20,548	26,866	43,894

Operating costs and expenses:
Casino	5,225	6,095	10,427	12,444
Room	3,536	3,959	6,449	8,519
Food and beverage	2,765	4,700	5,581	9,748
Other	889	1,551	2,144	3,932
Marketing, advertising and promotions	888	1,148	1,347	2,256
General and administrative	5,880	3,596	11,560	6,602
Maintenance and utilities	3,185	3,070	6,282	5,069
Depreciation and amortization	2,152	216	3,666	1,956
Preopening	105	—	105	—
Impairment charges and other write-downs	2	427,019	16	427,019
Total operating costs and expenses	24,627	451,354	47,577	477,545
Operating loss	(10,814)	(430,806)	(20,711)	(433,651)
Other income (expense):
Interest income	12	—	19	—
Interest expense	(413)	(4)	(415)	(2,560)
Total other income (expense)	(401)	(4)	(396)	(2,560)
Loss before reorganization items and income taxes	(11,215)	(430,810)	(21,107)	(436,211)
Reorganization items, net	—	(483)	—	(1,502)
Loss before income taxes	(11,215)	(431,293)	(21,107)	(437,713)
Income tax benefit	—	127,572	—	129,452
Net loss	$(11,215)	$(303,721)	$(21,107)	$(308,261)

Earnings per common share:
Basic and diluted	$(2.48)		$(4.69)
Weighted average common shares outstanding:
Basic	4,522		4,505
Diluted	n/a		n/a
Dividends declared per common share	$—		$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Successor	Predecessor
	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(21,107)	$(308,261)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,666	1,956
Amortization of debt issuance costs	348	—
Impairment charges and other write-downs	16	427,019
Deferred income tax	—	(129,452)
Changes in operating assets and liabilities:
Restricted cash	(4,945)	3,454
Accounts receivable, net	38	1,200
Inventories, prepaids and other assets	524	(658)
Accrued interest	—	(1,003)
Accounts payable, accrued expenses and other liabilities	—	(1,233)
Accrued expenses and other current liabilities related to bankruptcy	(198)	—
Other	(748)	(133)
Net cash used in operating activities	(22,406)	(7,111)
Cash flows from investing activities:
Capital expenditures	(39,669)	(1,579)
Proceeds from sale of property and equipment	19	—
Construction payable	(651)	—
Net cash used in investing activities	(40,301)	(1,579)
Cash flows from financing activities:
Proceeds from issuance of preferred stock	50,000	—
Principal payments on capital lease	(893)	(86)
Debt issuance costs	(651)	—
Advances from affiliates	—	(421)
Net cash provided by (used in) financing activities	48,456	(507)
Net decrease in cash and cash equivalents	(14,251)	(9,197)
Cash and cash equivalents, beginning of period	45,008	16,619
Cash and cash equivalents, end of period	$30,757	$7,422

Supplemental cash flow disclosure:
Preferred shares issued for payment of debt issuance costs	$4,558	$—
Property and equipment financed by debt	1,630	406
Cash paid for interest	67	3,563
Cash paid for reorganization items	—	1,579
Cash received related to reorganization items	—	(77)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Background

On May 5, 2008 (the “Petition Date”), Tropicana Entertainment Holdings, LLC (“TEH”) together with certain of its subsidiaries, including the Predecessor, filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) for relief, seeking to reorganize their businesses under the provisions of the Bankruptcy Code (the “Chapter 11 Cases”). As TEH and certain of its subsidiaries progressed towards an exit from the Chapter 11 Cases, it was determined that given their capital structures and the claims arising thereunder, as well as the nature of the business operations, two separate plans of reorganization were warranted. Accordingly, TEH proposed two separate plans of reorganization, one for the Predecessor and one for TEH’s other gaming properties.

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

• the Company entered into a lease agreement, dated June 22, 2009, with Armenco Holdings, LLC (“Armenco”), a company controlled by Alex Yemenidjian, our Chairman of the Board, Chief Executive Officer and President, whereby the Company leases the real and non-gaming personal property of its hotel and casino, including the restaurants, lounges, retail shops and other related support facilities, and the operation thereof to Armenco (Note 7). Armenco separately acquired all of the gaming assets. Armenco is 100% owned by three trusts, the beneficiaries of which are Mr. Yemenidjian and members of his immediate family, with Mr. Yemenidjian acting as the sole manager of Armenco and the trustee of each of the three trusts. At such time as the Company is able to obtain all governmental registrations, findings of suitability, licenses, qualifications, permits and approvals pursuant to the gaming laws and regulations of the State of Nevada and Clark County liquor and gaming codes necessary for the Company to own and operate its gaming facility directly, the lease will terminate and Armenco will transfer to the Company all of the gaming assets of Tropicana Las Vegas for nominal consideration; and

• the Company assumed certain obligations and liabilities of the Predecessor.

2. Basis of Presentation

Basis of Presentation

The accompanying condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “Commission”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures are adequate to make the information presented not misleading.  In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made.  The results of operations for the six months ended June 30, 2010, are not necessarily indicative of future financial results.  The interim condensed consolidated financial statements contained herein should be read in conjunction with our audited financial statements and notes thereto included in our Form 10, as amended.

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

The Company adopted fresh-start reporting upon emergence from the Chapter 11 Cases on July 1, 2009 in accordance with accounting guidance related to financial reporting by entities in reorganization under the Bankruptcy Code. The accompanying financial statements for the three and six months ended June 30, 2009 do not reflect the impact of any changes in the Company’s capital structure or changes in the estimates of fair values of assets and liabilities as a result of fresh-start reporting, and therefore are not comparable to the financial statements for the three and six months ended June 30, 2010.  See Note 3 for further discussion on fresh-start reporting.

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

Subsequent Events

The Company evaluated all activity through the date the condensed consolidated financial statements were issued, and concluded that no other material subsequent events would require recognition in the financial statements or disclosure in the notes to the financial statements.

Recently Issued Accounting Standards

In April 2010, accounting guidance was updated regarding the accounting for casino base jackpot liabilities.  The guidance clarifies that an entity should not accrue jackpot liabilities (or portion thereof) before a jackpot is won if the entity can avoid paying the jackpot but should be accrued and charged to revenue when an entity has the obligation to pay the jackpot.  The guidance applies to both base and progressive jackpots.  The effect of the guidance should be recorded as a cumulative-effect adjustment to opening retained earnings in the period of adoption.  The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company adopted the new accounting guidance upon emergence from the Chapter 11 Cases and the adoption did not have a material impact on the Company’s condensed consolidated financial statements.

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

3. Fresh-Start Reporting

As of the Effective Date, the Company was required to adopt the “fresh start” provisions in accordance with accounting guidance for reorganizations, as it relates to the Predecessor. Under fresh start reporting, a new reporting entity is deemed created. Fresh-start reporting generally requires resetting the historical net book value of assets and liabilities to fair value by allocating the entity’s enterprise value as set forth in the Bankruptcy Plan to its assets and liabilities pursuant to accounting guidance related to business combinations as of the Effective Date. To facilitate the calculation of the reorganized company’s enterprise value, various valuations methods, including the discounted cash flow method of the income approach and the cost approach were utilized.

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

In accordance with fresh-start reporting the Company’s enterprise value has been allocated to existing assets and liabilities. Fair value for real property such as land was determined using market comparable data. Other real property such as building and building improvements were valued based on the depreciable replacement cost method as was personal property such as furniture and fixtures. Personal property, such as slot machines, were valued using market prices of similar assets as an active secondary market exists. In addition, liabilities, other than deferred taxes, have been recorded at the present value of amounts estimated to be paid. Deferred taxes have been determined in accordance with accounting guidance related to accounting for income taxes.

The determination of fair value of assets and liabilities is subject to significant estimation and assumptions and there can be no assurances that the estimates, assumptions and values reflected in the valuations will be realized and actual results could vary materially.

4. Reorganization Items (Predecessor)

Reorganization items represent amounts the Predecessor incurred since the Petition Date as a direct result of the Chapter 11 Cases and was comprised of the following (in thousands):

	Predecessor
	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Professional fees	$501	$1,565
Interest income	(18)	(77)
Other	—	14
Total reorganization items, net	$483	$1,502

Professional fees include financial, tax, legal, real estate and valuation services, among other items, that are directly associated with the reorganization process. Cash payments pertaining to these reorganization items amounted to approximately $0.5 million and $1.6 million for the three and six months ended June 30, 2009, respectively.

The Company continues to incur expenses related to the Predecessor’s Chapter 11 proceedings, which includes professional fees that were classified as reorganization items by the Predecessor. Upon the Effective Date, these expenses are classified in operating costs and expenses, primarily in general and administrative expense in the Successor’s condensed consolidated statements of operations.

5. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	Successor
	June 30, 2010	December 31, 2009
Land and improvements	$202,231	$200,898
Building and improvements	37,870	21,500
Furniture, fixtures and equipment	12,632	9,619
Construction in progress	44,289	23,932
	297,022	255,949
Less: accumulated depreciation and amortization	(5,714)	(2,239)
Property and equipment, net	$291,308	$253,710

Capital Improvement Project

In July 2009, the Company announced a large-scale renovation of Tropicana Las Vegas. The Company plans to spend approximately $147 million on capital improvements, of which $65.3 million was spent as of June 30, 2010.  The capital improvement project includes:

• a complete renovation of hotel rooms and suites to update furnishings and amenities, substantially upgrading the guest room experience;

• a comprehensive casino remodel including a refurbishment of the casino floor which includes new slot machines, furnishings, carpet, new ceilings, walls and columns, table layouts, gaming chairs and other items;

• the expansion and renovation of the race and sports book;

• redevelopment of the pool area;

• enhancement of the food and beverage facilities including remodeled and/or new bar locations on the casino floor intended to significantly improve the casino guest experience;

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

6. Debt

Credit Agreement

In March 2010, the Company entered into a $60 million credit agreement (the “Credit Agreement”) comprised of a $50 million revolving credit facility (the “Revolver”) and a $10 million delayed draw term loan (the “Term Loan”). The maturity date for the Credit Agreement is March 2014. The Revolver bears interest at 4% per annum. Proceeds from the Revolver will be used to finance current ongoing capital improvement projects and other general corporate purposes. Proceeds from the Term Loan will be used to finance the construction and build-out of our night club and related amenities as part of our capital improvement projects. The Term Loan bears interest at 6% per annum and requires quarterly principal payments equal to the 100% of the net income generated by the night club as long as an amount is outstanding under the Term Loan, as defined. Upon funding of the Term Loan, the Company will be required to establish an interest reserve account, as defined. As of June 30, 2010, no amounts were outstanding under the Credit Agreement.

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

7. Commitments and Contingencies

Armenco Lease

As discussed in Note 1, on June 22, 2009, the Company entered into a lease agreement with Armenco (the “Armenco Lease”) in which the Company leases the real and personal property of the Company’s hotel and casino, including the restaurants, lounges, retail shops and other related support facilities, and the operation thereof to Armenco until such time as its is able to obtain all governmental registrations, findings of suitability, licenses, qualifications, permits and approvals pursuant to the gaming laws and regulations of the State of Nevada and Clark County liquor and gaming codes necessary for the Company to own and operate its gaming facility directly, as allowed under the Bankruptcy Plan. The Armenco Lease calls for a fee equal to 2% of net revenues and 5% of EBITDA, each as defined, to be paid to Armenco. Armenco shall in turn pay rent in the amount of $1.00 per month. The Armenco Lease shall terminate thirty days after the Company has received all licenses and approvals necessary to operate a hotel and casino on the leased property with the term considered a tenancy from month to month only subsequent to June 30, 2010. The Company incurred approximately $0.3 million and $0.5 million in expense related to the Armenco Lease for the three and six months ended June 30, 2010, respectively, which is included in general and administrative expenses on the accompanying condensed consolidated statements of operations.

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

Trilliant LP is controlled by its general partner, Trilliant Gaming Nevada Inc. (“Trilliant Gaming”), which is owned by each of Mr. Alex Yemenidjian, our Chairman of the Board, Chief Executive Officer and President, Mr. Timothy Duncanson, a director of the Company and Mr. Gerald Schwartz, the chairman and controlling stockholder of Onex Corporation.  Together Messrs. Yemenidjian, Duncanson and Schwartz own 100% of the outstanding voting securities of Trilliant Gaming. The only other outstanding capital stock of Trilliant Gaming is one non-voting preferred share held by Mr. Yemenidjian, which share had a subscription price of $10,000 and upon a liquidation of Trilliant Gaming is entitled to receive the subscription price plus any accrued and unpaid dividends (dividends accrue at the rate of 8% per annum). This one non-voting preferred share represents a de minimus ownership interest in and has no effect on the control of Trilliant Gaming. A stockholder agreement between Messrs. Yemenidjian, Duncanson and Schwartz sets forth the rights of each of them with respect to control of Trilliant Gaming and, in turn, the Companies securities owned by the Onex Armenco Gaming Entities. The Onex Armenco Gaming Entities were formed by entities affiliated with Onex Corporation.

Litigation

Pursuant to the Bankruptcy Plan discussed in Note 1, the Company has assumed certain obligations and liabilities of the Predecessor, particularly liabilities in respect of post-bankruptcy petition administrative expenses. As of June 30, 2010, we have paid approximately $2.5 million in allowed priority and cure claims and in non-professional fee administrative expenses and, with the exception of one disputed priority claim asserted in the amount of approximately $426,000 and one disputed priority tax claim asserted in the amount of approximately $42,200, we do not anticipate any material additions to such claims or expenses. Professionals employed at the expense of the bankruptcy estates of the Predecessor and other debtors have filed applications for allowance of approximately $13 million in professional fees and expenses against the Predecessor. The Company disputes and intends to object to many of those applications and believes that our liability in respect of such claimed professional fees and expenses will be materially less than the amounts requested, but we can give no assurance in this regard. TEH has asserted a claim of approximately $520,000 for management fees and an unliquidated contingent claim relating to alleged workers’ compensation liabilities. The Company disputes a portion of the claimed management fee and is currently in discussions with TEH regarding a resolution. We dispute the claim in respect of workers’ compensation liabilities in its entirety. However, no assurance can be given that the claims asserted will be ultimately disallowed or will not have a material adverse impact on the Company.

The Company is a plaintiff in a civil action pending in the Eighth Judicial District Court in the County of Clark, Nevada, called Tropicana Las Vegas, Inc. and Hotel Ramada of Nevada, LLC v. Aztar Corporation and Tropicana Entertainment, LLC (Case No. A09595469-B). The Company is seeking confirmation from the court that it has the right to use the “Tropicana” name based on implied and express agreements and the application of principles of estoppel. The defendants contend that they alone have a right to use the “Tropicana” name and, further, have asserted a counterclaim that the Company is infringing their purported trademark rights by using the “Tropicana” name in conducting its business. After the action was filed, the defendants removed it to the United States District Court for the District of Nevada (Case No. 2:09-cv-01488); the Company moved to remand the action, which motion was granted, the effect being that the case has now returned to state court. Prior to remand, on January 8, 2010, the Company filed a Motion For Summary Judgment in the United States District Court for the District of Nevada, where the case was then pending. The motion asserted that the Company is entitled to judgment as a matter of law based on historical agreements concerning the property and the name Tropicana. The defendants filed a Cross-Motion For Summary Judgment in which they asserted an exclusive right to use the “Tropicana” name based on certain federal trademark registrations purportedly assigned to Aztar Corporation in 2007.  On June 10, 2010, the Court issued detailed Findings of Fact and Conclusions of Law regarding the Cross-Motions For Summary Judgment.  Although the Court did not enter judgment for either the Company or defendants, it found that the right to the Tropicana name vested in the Company’s predecessor-in-interest.  The Court also concluded that there is a question of fact as to whether defendants are bona fide purchasers for value of trademark rights as a result of a September 2007 purported assignment of such rights from Aztar Corporation to Tropicana Entertainment, LLC. The defendants filed a motion asking the Court to reconsider its Summary Judgment ruling.  The Company filed an Opposition to the Motion For Reconsideration and, on July 30, 2010, the Court denied the defendant’s motion.  Discovery is ongoing, and the Company therefore cannot express an opinion at this time on the outcome of the case.

8. Stockholders’ Equity

Rights Offering

In April 2010, the Company consummated a $50 million rights offering, pursuant to which it issued and sold 500,000 shares of its class A series 2 convertible participating preferred stock, $0.01 par value per share (“Series 2 Preferred”) to certain of its stockholders. As part of this rights offering, the Company also issued an additional 40,000 shares of Class A Common to purchasers in the offering who provided a “backstop” to the offering (i.e., purchasing the shares of Series 2 Preferred that were unsubscribed for by the other stockholders to ensure that the Company could raise the full $50 million from the offering). Further, the Company issued an additional 45,585 shares of Series 2 Preferred to the lead arranger and administrative agent of the Credit Agreement as consideration for providing the Term Loan and Revolver (Note 6).

Common Stock

The Company is authorized to issue up to 11,000,000 shares of its Class A Common and up to 5,182,808 shares of its Class B Common. As of June 30, 2010, 4,527,485 shares of the Company’s Class A Common were outstanding. No Class B Common has been issued. Except as otherwise provided by the Company’s articles of incorporation or Nevada law, each holder of the Class A Common is entitled to one vote, in person or by proxy, for each share standing in such holder’s name on the Company’s stock transfer records. To the fullest extent permitted by law, holders of Class B Common shall not be entitled to vote on any matter submitted to a vote of the Company’s stockholders. Each share of Class A Common is convertible into a share of Class B Common, in each case as adjusted for any stock dividends, splits, combinations, recapitalizations, reclassifications and similar events. Each share of Class B Common is convertible into a share of Class A Common, in each case as adjusted for any stock dividends, splits, combinations, recapitalizations, reclassifications and similar events, provided that such conversion is in compliance with, and such holder has, all necessary approvals and licenses under all applicable gaming laws.

Holders of shares of common stock are entitled to receive dividends only when, as and if approved by the Company’s board of directors from funds legally available for the payment of dividends, after payment of dividends on the Company’s outstanding series of preferred stock. The Company’s stockholders are entitled to share ratably in the assets legally available for distribution to the Company’s stockholders in the event of the Company’s liquidation, dissolution or winding up, voluntarily or involuntarily, after payment of, or adequate provision for, all of the Company’s known debts and liabilities and of any preferences of the Class A Preferred and Series 2 Preferred or any other series of its preferred stock that may be outstanding in the future. These rights are subject to the preferential rights of any other series of the Company’s preferred stock that may then be subject to compliance with the stockholders’ agreement, dated July 1, 2009 (the “Stockholders’ Agreement”) and applicable federal and state securities laws, including the Nevada Gaming Control Act, the Company’s common stock may be transferred without any restrictions or limitations.

Pursuant to the Bankruptcy Plan, the Company issued a warrant to purchase up to 664,122 shares of its Class B Common to TEH (the “TE Warrant”). As of June 30, 2010, the TE Warrant is outstanding. The TE Warrant is exercisable by TEH at any time on or prior to the earlier of (i) 5:00 pm, New York City time, on July 1, 2013, or (ii) a date on which we sell, lease, transfer or otherwise dispose of substantially all of our property, assets or business, another person or entity acquires all or substantially all of our shares of common stock or we consolidate with or merge with or into another person or entity or enter into a business combination with another person. The exercise price per share for the TE Warrant is equal to (a) $66,412,373 plus interest accrued from and after July 1, 2009 at the rate of 15% per annum, compounded annually, divided by (b) 664,122. As of June 30, 2010, the exercise price of the TE Warrant was $114.96. In order to exercise the TE Warrant, TEH is required to become a party to the Stockholders’ Agreement. Based on the valuation models used and related assumptions, no value has been ascribed to the TE Warrant in the accompanying condensed consolidated financial statements.

Preferred Stock

The Company is authorized to issue up to 750,000 shares of its Class A Preferred all of which are outstanding at June 30, 2010.  The Company is authorized to issue up to 545,702 of its Series 2 Preferred (collectively with Class A Preferred, “Preferred Stock”).  As of June 30, 2010, 545,585 shares of Series 2 Preferred are outstanding.  The Preferred Stock constitutes a series of the Company’s preferred stock, consisting of an aggregate of 1,295,702 shares having a per share liquidation preference amount equal to the greater of (i) $100 plus the amount of accrued and unpaid dividends for any prior dividend periods; and (ii) an amount equal to the amount the holders of the Preferred Stock would have received upon liquidation, dissolution or winding up of the Company had such holders converted their shares of the Preferred Stock into shares of the Company’s common stock immediately prior to such liquidation, dissolution or winding up.

Dividends on the Preferred Stock are payable semi-annually in arrears, when, as and if authorized and declared by the Company’s board of directors out of legally available funds, on a cumulative basis on the $100 per share original purchase price plus the amount of cumulated and unpaid dividends for any prior dividend periods. Dividends on the Preferred Stock are calculated at a rate of 12.5% per annum and are payable semi-annually in arrears, commencing in February 2010 for the Class A Preferred and October 2010 for the Series 2 Preferred.  Each dividend will be payable to holders of record as they appear on the Company’s stock register on the applicable record date, which will be the 15th calendar day immediately preceding the related dividend payment date (whether or not a business day), or such other record date determined by the Company’s board of directors that is not more than 60 nor less than ten days prior to the related dividend payment date. Each period from and including a dividend payment date (or the date of the issuance of the Preferred Stock) to but excluding the following dividend payment date is referred to as a “dividend period.” Dividends payable for each dividend period are computed on the basis of a 360-day year consisting of twelve 30-day months. Any payment of a dividend will first be credited against the earliest cumulated but unpaid dividend due with respect to such share that remains payable.

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

The Company is not obligated to pay holders of the Preferred Stock any dividend in excess of the dividends on the Preferred Stock that are payable as described above. There is no sinking fund with respect to dividends on the Preferred Stock. So long as the Preferred Stock remains outstanding, the Company may not declare or pay a dividend or other distribution on the Company’s common stock or any other shares that ranks junior to the Preferred Stock (other than dividends payable solely in common stock), and the Company generally may not directly or indirectly purchase, redeem or otherwise acquire any shares of common stock unless all accrued and unpaid dividends on the Preferred Stock for all past dividend periods are paid in full.  As of June 30, 2010, the Company had approximately $9.7 million in unrecorded dividend liability.

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

Due to the net loss for the three and six months ended June 30, 2010, all potential common shares of 3.2 million and 5.6 million, respectively, were anti-dilutive, and therefore were not included in the computation of diluted earnings per share.  As a result, basic EPS is equal to diluted EPS for the three and six months ended June 30, 2010.

10. Income Taxes

The financial results include no income tax expense (benefit) for the three and six months ended June 30, 2010.

The Predecessor’s operating results have been included in consolidated federal, state and local income tax returns filed by TEH. The tax payments, if any, related to the returns were paid by TEH. However, the income tax expense reflected in the Predecessor condensed consolidated statements of operations have been prepared as if these amounts were computed on a separate return basis.

The income tax expense and deferred income taxes recorded in the accompanying Predecessor consolidated financial statements may not necessarily reflect the income tax expense or deferred income taxes of the Predecessor had it been a separate stand-alone company during the Predecessor Period.

The Company’s effective income tax rate for the three and six months ended June 30, 2010 was 0%. The difference between the federal statutory rate of 35% and the Company’s effective income tax rate for the three and six months ended June 30, 2010 was primarily due to the full valuation allowance recorded during the period. The Predecessor’s effective income tax rate for both the three and six months ended June 30, 2009 was 29.6%.  The difference between the federal statutory rate of 35% and the Predecessor’s effective tax rate for the three and six months ended June 30, 2009 was primarily due to impairment charges and other write-downs applied during the period. Looking forward, the Company’s effective income tax rate may fluctuate due to changes in tax legislation, changes in the Company’s estimates of federal tax credits, changes in the Company’s assessment of uncertainties as valued under accounting guidance for uncertainty in income taxes, as well as accumulated interest and penalties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our results of operations and financial condition for the three and six months ended June 30, 2010, should be read in conjunction with, and is qualified in its entirety by, our condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.  This discussion contains certain “forward-looking statements,” including information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” and similar expressions, as well as statements in future tense, identify forward-looking statements.  Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements speak only as of the date the statements are made. You should not put undue reliance on any forward-looking statements.

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

Capital Improvement Project.  In an effort to revamp the historic Tropicana Las Vegas, which has not seen any updates to the facility since 1985, we have begun a $147 million capital improvement project to make the property more attractive and desirable beginning with the launch of new company logo which represents the Company’s vision of excitement, sensuality, rhythm and style. The capital improvement project is expected to be completed in phases until April 2011 and will include a complete renovation of hotel rooms and suites to update furnishings and amenities, substantially upgrading the guest room experience; a comprehensive casino remodel including a refurbishment of the casino floor which includes new slot machines, furnishings, carpet, new ceilings, walls and columns, table layouts, gaming chairs and other items; the expansion and renovation of the race and sports book; redevelopment of the pool area; enhancement of the food and beverage facilities including remodeled and/or new bar locations on the casino floor intended to significantly improve the casino guest experience; expansion and renovation of the showroom to include reconfiguration of seating to accommodate additional capacity; a remodel of the convention center with new carpet, walls, seating and signage; a new design for outdoor signage and the façade; a reconfiguration of the pedestrian bridge between Tropicana Las Vegas and MGM Grand Hotel & Casino; renovating restroom facilities throughout the property; renovations related to notices of violations and deferred maintenance projects; and other back-of-house improvements, upgrades to information technology systems and infrastructure upgrades.  In addition, we intend to add the Nikki Beach nightclub and Beach Club to provide Tropicana Las Vegas customers a more enjoyable and complete guest experience. To date, the convention center remodel has been completed as well as the renovation of 500 rooms and suites located in the Paradise Tower with the remaining rooms still to be completed.

While we expect Tropicana Las Vegas to remain open during the capital improvement project, the construction and renovation process has resulted in the closure of sections of our casino floor, hotel rooms and food and beverage facilities resulting in disruption and inconvenience to our customers. Although we will seek to minimize such disruption and inconvenience to our customers, our Company may experience a reduction in revenues as a result.

New Executive Team.  Upon our formation in June 2009, Alex Yemenidjian was appointed to the board of directors and named President and Chief Executive Officer.  In addition, the Company established an executive team including, among others, a new Chief Operating Officer, General Counsel, Vice President of Human Resources and Vice President of Information Technology as a result of the Company operating as a standalone property, which has increased our operating costs.

Current Economic Conditions.  The current unprecedented and challenging global economic conditions have negatively impacted our results of operations by affecting visitor volume and overall consumer discretionary spending.   Although there has been a slight increase in visitor volume to the Las Vegas market in recent months, consumer spending continues to remain low.  Corporate spending on conventions and business development has also decreased substantially as companies are cutting costs in response to the current global economic conditions. These and other uncertainties have and could continue to adversely affect our results of operations. In addition, in recent months the Las Vegas market has also seen an influx of room inventory as a result of the opening of City Center by MGM Resorts International in December 2009 which increased room inventory by approximately 4,400 rooms. The increase in room inventory has resulted in increased competition leading to a lower average daily room rate and hotel occupancy which translates into lower room revenues.

Credit Agreement.  In March 2010, the Company entered into a $60 million credit agreement (the “Credit Agreement”) comprised of a $50 million revolving credit facility (the “Revolver”) and a $10 million delayed draw term loan (the “Term Loan”). The maturity date for the Credit Agreement is March 2014. The Revolver bears interest at 4% per annum. Proceeds from the Revolver will be used to finance current ongoing capital improvement projects and other general corporate purposes. Proceeds from the Term Loan will be used to finance the construction and build-out of our night club and related amenities as part of our capital improvement projects. The Term Loan bears interest at 6% per annum and requires quarterly principal payments equal to the 100% of the net income generated by the night club as long as an amount is outstanding under the Term Loan, as defined. Upon funding of the Term Loan, the Company will be required to establish an interest reserve account, as defined in the Credit Agreement. As of July 31, 2010, no amounts were outstanding under the Credit Agreement.

Key Financial Metrics

Casino Revenue.    Casino revenue is derived primarily from customers wagering on slot machines, table games and other gaming activities. Table games generally include blackjack or twenty one, craps, baccarat, roulette and other specialty games. Other gaming activities include race and sports wagering. Casino revenue is defined as the net win from gaming activities, computed as the difference between gaming wins and losses, not the total amounts wagered. “Table game handle” and “slot handle” are casino industry specific terms that are used to identify the amount wagered by customers at tables and slot machines, respectively. “Table game hold” and “slot hold” represent the percentage of the total amount wagered by customers that the casino has won. Hold is derived by dividing the amount won by the casino by the amount wagered by customers. Casino revenue is recognized at the end of each gaming day. Casino revenue varies from time to time due to table game hold, slot hold and the amount of gaming activity.

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

Results of Operations

We conducted no business or operations prior to taking ownership of Tropicana Las Vegas on July 1, 2009. From January 3, 2007 through June 30, 2009, Tropicana Las Vegas was owned and operated by TEH. As such, we cannot provide substantive disclosure on all aspects of the business of Tropicana Las Vegas prior to July 1, 2009.

The following table highlights our and the Predecessor’s results of operations (dollars in thousands):

	Successor	Predecessor		Successor	Predecessor
	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Percent Change	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009	Percent Change
Net revenues	$13,813	$20,548	(33)%	$26,866	$43,894	(39)%
Operating costs and expenses	24,627	451,354	(95)%	47,577	477,545	(90)%
Operating loss	(10,814)	(430,806)	(97)%	(20,711)	(433,651)	(95)%
Interest expense	(413)	(4)	102%	(415)	(2,560)	(84)%
Reorganization items, net	—	(483)	(100)%	—	(1,502)	(100)%

Net Revenues

Net revenues decreased 33% for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009 primarily related to decreased visitor volume due to disruption from our current property revitalization as well as reduced consumer discretionary spending, which negatively affected our operations.  Net revenues decreased 39% for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009 primarily due to the same factors affecting the three months ended June 30, 2010.  Our net revenues are expected to continue to be negatively affected throughout 2010 due to disruption from our capital improvement project which has resulted in the closure of a significant number of rooms and a portion of the casino floor for renovation which is expected to be completed in phases through the second quarter of 2011.

Operating Loss

The operating loss decreased $420.0 million for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009 which is primarily related to impairment charges of approximately $427.0 million related to property and equipment recorded by the Predecessor during the three months ended June 30, 2009.  Excluding these impairment charges and other write-downs, operating loss increased $7.0 million for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009, primarily due to a decrease in net revenues.

The operating loss decreased $412.9 million for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009.  The decrease is primarily related to impairment charges of $427.0 million recorded by the Predecessor as discussed above.  Excluding these impairment charges and other write-downs, operating loss increased $14.1 million for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009, primarily due to a decrease in net revenues.  In addition, we have focused on operating efficiency initiatives including reduction in the number of employees and reduced advertising and promotional expenses, among other initiatives.  However, many of our operational costs are fixed and therefore operating results and operating margins suffer as net revenues decrease.

The following table highlights our and the Predecessor’s various sources of revenues and expenses as compared to the prior periods (dollars in thousands):

	Successor	Predecessor		Successor	Predecessor
	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Percent Change	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009	Percent Change
Casino revenues	$6,527	$8,793	(26)%	$12,986	$18,789	(31)%
Casino expenses	5,225	6,095	(14)%	10,427	12,444	(16)%
Margin	20%	31%		20%	34%

Room revenue	5,123	5,825	(12)%	9,496	12,420	(24)%
Room expense	3,536	3,959	(11)%	6,449	8,519	(24)%
Margin	31%	32%		32%	31%

Food and beverage revenues	2,619	4,626	(43)%	4,917	9,505	(48)%
Food and beverage expenses	2,765	4,700	(41)%	5,581	9,748	(43)%
Margin	(6)%	(2)%		(14)%	(3)%

Other revenues	1,172	3,040	(61)%	2,570	6,986	(63)%
Other expenses	889	1,551	(43)%	2,144	3,932	(45)%

General and administrative expenses	5,880	3,596	64%	11,560	6,602	75%
Percent of net revenues	43%	18%		43%	15%

Depreciation and amortization	2,152	216	896%	3,666	1,956	87%
Percent of net revenues	16%	1%		14%	4%

Casino

Casino revenues decreased $2.3 million for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009.  Casino revenues decreased $5.8 million for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009.  Slot revenues accounted for a majority of the decrease in casino revenues primarily due to a decrease in slot handle resulting from reduced customer visits to our property and decreased spend per visit as discussed above as well as a reduction in the number of slot machines on our casino floor due to our capital improvement project.  Casino expenses decreased 14% and 16% for the three and six months ended June 30, 2010, respectively, as compared to the same periods in the prior year. The decrease was primarily related to lower payroll costs as a result of efficiency initiatives implemented by management as well as lower gaming taxes as a result of decreased casino revenues. As a result of the decreased casino revenues, the casino operating margin decreased to 20% in the three and six months ended June 30, 2010 from 31% and 34% in the three and six months ended June 30, 2009, respectively.

Room

Room revenue decreased $0.7 million for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009 as a result of a decrease in the average daily room rate to $54 for the three months ended June 30, 2010 from $56 for the same period in the prior year.  The decrease in average daily rate was partially offset by an increase in occupancy percentage to 80% for the three months ended June 30, 2010 from 78% for the three months ended June 30, 2009 as a result of the completion of the room remodel in the Paradise Tower in the second quarter of 2010.   Room expense decreased 11% for the three months ended June 30, 2010 as compared to the same period in the prior year due to reduced payroll costs.

Room revenue decreased $2.9 million for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009 which was attributable to the closure of a significant number of our rooms for renovation as part of our capital improvement project resulting in a decline in occupancy percentage and average daily room rate. Occupancy percentage decreased to 74% for the six months ended June 30, 2010 compared to 75% for the six months ended June 30, 2009. The decrease in occupancy is due to an increase in room supply by competitors and the current property revitalization project underway at the property. Room expense decreased 24% for the six months ended June 30, 2010 as compared to the same period in the prior year due to reduced payroll costs resulting from efficiency initiatives discussed above.

Food and Beverage

Food and beverage revenues decreased approximately $2.0 million and $4.6 million for the three and six months ended June 30, 2010, respectively, as compared to the three and six months ended June 30, 2009.  The decrease was primarily due to the temporary closure of the buffet in February 2010 as part of our property revitalization project as well as decreased visitor volume as a result of both the current state of the economy and the property revitalization project in progress. Food and beverage expenses decreased approximately $1.9 million and $4.2 million for the three and six months ended June 30, 2010, respectively, as compared to the three and six months ended June 30, 2009, primarily due to lower payroll costs.

Other

Other revenues primarily include income from the gift shop, entertainment and leased outlets. Other revenues decreased approximately $1.9 million, or 61%, for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. Other revenues decreased $4.4 million for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009.  The decrease is attributable to the closure of Folies Bergere, a live entertainment show, in March 2009, as well as reduced sales for entertainment venues and gift shop sales resulting from decreased visitor volume.

General and Administrative

General and administrative expenses increased 64% for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. General and administrative expenses increased 75% for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009. The increase is primarily related to additional payroll costs incurred as a result of increased management needed by the Company as it is no longer a subsidiary of Tropicana Entertainment Holdings, LLC.

Depreciation and Amortization

Depreciation and amortization expense increased $1.9 million and $1.7 million for the three and six months ended June 30, 2010, respectively, as compared to the three and six months ended June 30, 2009, primarily related to the Predecessor recording impairment charges of $427.0 million and ceasing depreciation and amortization expense on May 5, 2009 due to the Predecessor’s classification of Tropicana Las Vegas as an asset held for sale.

Preopening Expenses

Preopening expenses for the three and six months ended June 30, 2010 were $0.1 million primarily related to the development of Nikki Beach nightclub and Beach Club.

Interest Expense

Interest expense increased $0.4 million for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009.  The increase is related to amortization of debt issuance costs as a result of the Company entering into the Credit Agreement in March 2010.  Interest expense decreased $2.1 million for the six months ended June 30, 2010 as compared to the six months June 30, 2009.  The decrease is primarily the result of the discharge of the Predecessor’s debt as a result of the Bankruptcy Plan slightly offset by the Company entering into the Credit Agreement as discussed above.

Liquidity and Capital Resources

Overview

The following liquidity and capital resources discussion contains certain forward-looking statements with respect to our business, financial condition, results of operations and capital improvement project, which involve risks and uncertainties that cannot be predicted or quantified. Consequently, actual results may differ materially from those expressed or implied herein. Such risk and uncertainties include, but are not limited to, financial market risks, the ability to maintain existing management, competition within the gaming industry, economic conditions, regulatory matters and litigation and other risks described in “Item 1A - Risk Factors” of our Form 10, as amended.  In addition, construction projects such as our capital improvement project entail significant risks including shortages of materials or skilled labor, unforeseen regulatory problems, work stoppages, weather interference and unanticipated cost increases. The anticipated costs and construction periods are based on budgets, conceptual design documents and construction schedule estimates. There can be no assurance that the budgeted costs or construction period will be met. All forward-looking statements are based on our current expectations and projections about future events.

We have not conducted any business other than the operation of Tropicana Las Vegas that we took operational ownership of on July 1, 2009 as provided for by the Bankruptcy Plan. In addition, we have limited liquidity and capital resources and are currently experiencing negative cash flow from our operations. As of June 30, 2010, we had $30.8 million in cash and cash equivalents which is used to fund our daily operations as well as costs associated with our property revitalization.  In addition, we have $60 million available for borrowings under our Credit Agreement.

In connection with our formation and operation of Tropicana Las Vegas, we entered into a lease agreement, dated June 22, 2009, with Armenco Holdings, LLC, (“Armenco”), a company controlled by our Chairman of the Board, Chief Executive Officer and President, whereby we lease the real and non-gaming personal property of our hotel and casino, including the restaurants, lounges, retail shops and other related support facilities, and the operation thereof to Armenco. Armenco separately acquired the gaming assets. At such time as we are able to obtain all governmental registrations, findings of suitability, licenses, qualifications, permits and approvals pursuant to the gaming laws and regulations of the State of Nevada and Clark County liquor and gaming codes necessary for us to own and operate our gaming facility directly, Armenco will transfer to us all of the gaming assets of Tropicana Las Vegas for nominal consideration, the lease agreement with Armenco will be terminated and the operation of our hotel and casino will thereafter be managed by Trilliant Management, L.P., (“Trilliant LP”), pursuant to a management agreement we entered into with Trilliant LP in May 2010 upon Trilliant LP obtaining all required governmental registrations, findings of suitability, licenses, qualifications, permits and approvals. Trilliant LP is controlled by its general partner, Trilliant Gaming Nevada Inc. which is owned by each of Mr. Alex Yemenidjian, our Chairman of the Board, Chief Executive Officer and President, Mr. Timothy Duncanson, a director of the Company and Mr. Gerald Schwartz, the chairman and controlling stockholder of Onex Corporation.  Together Messrs. Yemenidjian, Duncanson and Schwartz own 100% of the outstanding voting securities of Trilliant Gaming Nevada Inc.

Six months ended June 30, 2010

During the six months ended June 30, 2010, our cash flows used in operating activities were approximately $22.4 million. Cash used for capital expenditures was approximately $39.7 million while payments on capital leases were approximately $0.9 million for the same period. During the six months ended June 30, 2010, we received $50.0 million in proceeds from the issuance of preferred stock in April 2010 and paid approximately $0.7 million in debt issuance costs related to the Credit Agreement we entered into in March 2010.

Anticipated Capital Expenditures, Liquidity Requirements, and Liquidity Sources

In April 2010, we completed a $50 million rights offering pursuant to which we issued and sold 500,000 shares of our class A series 2 convertible participating preferred stock, $0.01 par value, (“Series 2 Preferred”) to certain of our stockholders.

On March 17, 2010, we entered into a $60 million credit agreement with one of our stockholders pursuant to which we have the right to borrow up to $50 million to finance our capital improvement project and our working capital and other general corporate requirements and up to an additional $10 million to finance the construction and build-out of our Nikki Beach nightclub and related amenities.  As of July 31, 2010, no amounts were outstanding under the Credit Agreement.

In July 2009, we announced a large-scale property revitalization of our hotel casino. The project will cost approximately $147 million, of which $65.3 million was spent as of June 30, 2010, and will include the remodel of a significant majority of our 1,772 rooms, the casino floor, restaurants and bars along with the showroom, convention center and pool area as discussed above.

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

Our primary cash requirements for the remainder of 2010 are expected to include capital expenditures related to our capital improvement project, operational requirements and interest payments on indebtedness. We expect that our cash flows from operations, together with cash on hand and availability under our Credit Agreement, will be adequate to fund our activities, including capital expenditures for our property revitalization.

Contractual Obligations and Off-Balance Sheet Arrangements

With the exception of payments made in relationship to our capital leases, there have been no material changes during the six months ended June 30, 2010 to our contractual obligations or off-balance sheet arrangements as disclosed in “Item 2 — Financial Information” of our Form 10, as amended.

Critical Accounting Policies

A description of our critical accounting policies can be found in “Item 2 — Financial Information” of our Form 10, as amended. There were no material changes to our critical accounting policies during the six months ended June 30, 2010.

Recent Accounting Pronouncements

In April 2010, accounting guidance was updated regarding the accounting for casino base jackpot liabilities.  The guidance clarifies that an entity should not accrue jackpot liabilities (or portion thereof) before a jackpot is won if the entity can avoid paying the jackpot but should be accrued and charged to revenue when an entity has the obligation to pay the jackpot.  The guidance applies to both base and progressive jackpots.  The effect of the guidance should be recorded as a cumulative-effect adjustment to opening retained earnings in the period of adoption.  The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company adopted the new accounting guidance upon emergence from the Chapter 11 Cases and the adoption did not have a material impact on the Company’s condensed consolidated financial statements.

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

Item 4. Controls and Procedures.

Disclosed under Item 4T.

Item 4T. Controls and Procedures.

Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Vice President of Finance (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of June 30, 2010.  This conclusion is based on an evaluation conducted under the supervision and participation of the principal executive officer and principal financial officer along with company management.  Disclosure controls and procedures are those controls and procedures which ensure that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with SEC rules and regulations.  The evaluation conducted did not include an evaluation of our Predecessors.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2010 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

A description of our legal proceedings can be found in “Item 1 — Legal Proceedings” of our Form 10, as amended.  The following details changes in those legal proceedings during the six months ended June 30, 2010.

The Company is a plaintiff in a civil action pending in the Eighth Judicial District Court in the County of Clark, Nevada, called Tropicana Las Vegas, Inc. and Hotel Ramada of Nevada, LLC v. Aztar Corporation and Tropicana Entertainment, LLC (Case No. A09595469-B). The Company is seeking confirmation from the court that it has the right to use the “Tropicana” name based on implied and express agreements and the application of principles of estoppel. The defendants contend that they alone have a right to use the “Tropicana” name and, further, have asserted a counterclaim that the Company is infringing their purported trademark rights by using the “Tropicana” name in conducting its business. After the action was filed, the defendants removed it to the United States District Court for the District of Nevada (Case No. 2:09-cv-01488); the Company moved to remand the action, which motion was granted, the effect being that the case has now returned to state court. Prior to remand, on January 8, 2010, the Company filed a Motion For Summary Judgment in the United States District Court for the District of Nevada, where the case was then pending. The motion asserted that the Company is entitled to judgment as a matter of law based on historical agreements concerning the property and the name Tropicana. The defendants filed a Cross-Motion For Summary Judgment in which they asserted an exclusive right to use the “Tropicana” name based on certain federal trademark registrations purportedly assigned to Aztar Corporation in 2007.  On June 10, 2010, the Court issued detailed Findings of Fact and Conclusions of Law regarding the Cross-Motions For Summary Judgment.  Although the Court did not enter judgment for either the Company or defendants, it found that the right to the Tropicana name vested in the Company’s predecessor-in-interest.  The Court also concluded that there is a question of fact as to whether defendants are bona fide purchasers for value of trademark rights as a result of a September 2007 purported assignment of such rights from Aztar Corporation to Tropicana Entertainment, LLC. The defendants filed a motion asking the Court to reconsider its Summary Judgment ruling.  The Company filed an Opposition to the Motion For Reconsideration and, on July 30, 2010, the Court denied the defendant’s motion.  Discovery is ongoing, and the Company therefore cannot express an opinion at this time on the outcome of the case.  See “Item 1A. Risk Factors-We are currently involved in litigation over the use of the ‘Tropicana’ name” of our Form 10, as amended.

Item 1A. Risk Factors.

A description of our risk factors can be found in “Item 1A — Risk Factors” of our Form 10, as amended.  There were no material changes to those risk factors during the six months ended June 30, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 13, 2010, the Company completed a $50 million rights offering pursuant to which it issued and sold 500,000 shares of Series 2 Preferred to certain of its stockholders. As part of this offering, the Company issued an additional 40,000 shares of Class A Common to purchasers in the offering who provided a “backstop” to the offering (i.e., purchased the shares of Series 2 Preferred that were unsubscribed for by the other stockholders to ensure that the Company could raise a full $50 million from the offering). Further, the Company issued an additional 45,585 shares of Series 2 Preferred to one of its stockholders, The Foothill Group, Inc. (“Foothill’), as part of the consideration payable by the Company to Foothill for providing a $60 million loan to the Company. In accordance with the Certificate of Designations for the Class A Preferred, the holders of two-thirds of the outstanding shares of Class A Preferred waived the anti-dilution rights of the Class A Preferred with respect to the issuance of the 40,000 shares of Class A Common in consideration of the “backstop” for the offering.

The Series 2 Preferred (and associated shares of Class A Common for the “backstop”) were offered, sold and issued by the Company in private placements exempt from Section 5 of the Securities Act of 1933, as amended.

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

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

Date: August 10, 2010	By:	/s/ Alex Yemenidjian
Alex Yemenidjian
Chief Executive Officer and President