Form 10-Q
period 2010-09-30
Tropicana Las Vegas Hotel & Casino, Inc.
filed 2010-11-12
CIK 1479046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

As of October 29, 2010 there were 4,529,485 shares outstanding of the registrant’s Class A Common Stock, $0.01 par value and no shares outstanding of the registrant’s Class B Common Stock, $0.01 par value.  The issued and outstanding equity securities of the registrant are not publicly traded.

PART I. FINANCIAL INFORMATION	3
Item 1. Financial Statements	3
Condensed Consolidated Balance Sheets - September 30, 2010 (Successor) (unaudited) and December 31, 2009 (Successor)	3
Condensed Consolidated Statements of Operations (unaudited) - three and nine months ended September 30, 2010 (Successor), three months ended September 30, 2009 (Successor) and six months ended June 30, 2009 (Predecessor)	4
Condensed Consolidated Statements of Cash Flows (unaudited) - nine months ended September 30, 2010 (Successor), three months ended September 30, 2009 (Successor) and six months ended June 30, 2009 (Predecessor)	5
Notes to Condensed Consolidated Financial Statements (unaudited)	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures About Market Risk	20
Item 4. Controls and Procedures	20
Item 4T. Controls and Procedures	20
PART II. OTHER INFORMATION	21
Item 1. Legal Proceedings	21
Item 1A. Risk Factors	22
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3. Defaults Upon Senior Securities	22
Item 4. (Removed and Reserved)	22
Item 5. Other Information	22
Item 6. Exhibits	22
Signatures	23

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	Successor
	September 30,	December 31,
	2010	2009
ASSETS

Current assets:
Cash and cash equivalents	$8,300	$45,008
Restricted cash	9,792	4,962
Receivables, net	1,949	1,550
Inventories	436	362
Prepaid expenses and other assets	2,950	3,107
Total current assets	23,427	54,989
Property and equipment, net	303,400	253,710
Other assets, net	6,205	251
Total assets	$333,032	$308,950

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of capital lease obligations	$1,446	$1,447
Accounts payable	9,784	10,205
Construction payable	4,405	2,749
Accrued payroll and related	3,402	4,235
Accrued gaming and related	1,154	1,408
Other accrued expenses and current liabilities	3,008	1,836
Total current liabilities	23,199	21,880
Capital lease obligations	1,234	873
Other long-term liabilities	357	185
Total liabilities	24,790	22,938
Commitments and contingencies (Note 7)
Stockholders’ equity:
Class A preferred stock, $0.01 par value, 750,000 shares authorized, issued and outstanding	8	8
Class A series 2 convertible participating preferred stock, $0.01 par value, 545,702 and 0 shares authorized, 545,585 and 0 shares issued and outstanding	5	—
Class A common stock, $0.01 par value, 11,000,000 shares authorized, 4,529,485 and 4,487,485 shares outstanding	45	44
Class B common stock, $0.01 par value, 5,182,808 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	359,563	304,948
Accumulated deficit	(51,379)	(18,988)
Total stockholders’ equity	308,242	286,012
Total liabilities and stockholders’ equity	$333,032	$308,950

The accompanying notes are an integral part of these condensed consolidated financial statements.

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

(unaudited)

	Successor		Successor		Predecessor
	Three Months Ended		Nine Months Ended	Three Months Ended	Six Months Ended
	September 30,		September 30,	September 30,	June 30,
	2010	2009	2010	2009	2009
Revenues:
Casino	$5,958	$8,482	$18,944	$8,482	$18,789
Room	5,115	5,821	14,611	5,821	12,420
Food and beverage	2,747	4,483	7,801	4,483	9,505
Other	1,163	1,955	3,596	1,955	6,986
Gross revenues	14,983	20,741	44,952	20,741	47,700
Less: promotional allowances	(1,889)	(1,905)	(4,992)	(1,905)	(3,806)
Net revenues	13,094	18,836	39,960	18,836	43,894

Operating costs and expenses:
Casino	5,461	6,675	15,807	6,675	12,444
Room	3,224	4,053	9,673	4,053	8,519
Food and beverage	2,918	4,566	8,590	4,566	9,748
Other	617	1,165	2,751	1,165	3,932
Marketing, advertising and promotions	532	616	1,879	616	2,256
General and administrative	5,016	6,015	16,576	6,015	6,602
Maintenance and utilities	3,331	4,359	9,613	4,359	5,069
Depreciation and amortization	2,740	1,044	6,406	1,044	1,956
Preopening	68	—	173	—	—
Impairment charges and other write-downs	—	—	16	—	427,019
Total operating costs and expenses	23,907	28,493	71,484	28,493	477,545
Operating loss	(10,813)	(9,657)	(31,524)	(9,657)	(433,651)
Other income (expense):
Interest income	6	17	25	17	—
Interest expense	(477)	(2)	(892)	(2)	(2,560)
Total other income (expense)	(471)	15	(867)	15	(2,560)
Loss before reorganization items and income taxes	(11,284)	(9,642)	(32,391)	(9,642)	(436,211)
Reorganization items, net	—	—	—	—	(1,502)
Loss before income taxes	(11,284)	(9,642)	(32,391)	(9,642)	(437,713)
Income tax benefit	—	—	—	—	129,452
Net loss	$(11,284)	$(9,642)	$(32,391)	$(9,642)	$(308,261)

Loss per common share:
Basic and diluted	$(2.49)	$(2.18)	$(7.18)	$(2.18)
Weighted average common shares outstanding:
Basic	4,529	4,427	4,513	4,427
Diluted	n/a	n/a	n/a	n/a
Dividends declared per common share	$—	$—	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Successor	Successor	Predecessor
	Nine Months Ended	Three Months Ended	Six Months Ended
	September 30,	September 30,	June 30,
	2010	2009	2009
Cash flows from operating activities:
Net loss	$(32,391)	$(9,642)	$(308,261)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,406	1,044	1,956
Share-based compensation	63	—	—
Amortization of debt issuance costs	690	—	—
Impairment charges and other write-downs	16	—	427,019
Deferred income tax	—	—	(129,452)
Changes in operating assets and liabilities:
Restricted cash	(4,830)	—	3,454
Accounts receivable, net	(399)	(464)	1,200
Inventories, prepaids and other assets	83	190	(658)
Accrued interest	(2)	—	(1,003)
Accounts payable, accrued expenses and other liabilities	36	1,769	(1,233)
Accrued expenses and other current liabilities related to bankruptcy	(198)	(7,492)	—
Other	(1,435)	(596)	(133)
Net cash used in operating activities	(31,961)	(15,191)	(7,111)
Cash flows from investing activities:
Capital expenditures	(54,521)	(8,626)	(1,579)
Proceeds from sale of property and equipment	39	—	—
Construction payable	1,656	—	—
Net cash used in investing activities	(52,826)	(8,626)	(1,579)
Cash flows from financing activities:
Proceeds from issuance of preferred stock	50,000	73,306	—
Principal payments on capital lease	(1,270)	(71)	(86)
Debt issuance costs	(651)	—	—
Advances from affiliates	—	—	(421)
Net cash provided by (used in) financing activities	48,079	73,235	(507)
Net (decrease) increase in cash and cash equivalents	(36,708)	49,418	(9,197)
Cash and cash equivalents, beginning of period	45,008	16,944	16,619
Cash and cash equivalents, end of period	$8,300	$66,362	$7,422

Supplemental cash flow disclosure:
Preferred shares issued for payment of debt issuance costs	$4,558	$—	$—
Property and equipment financed by debt	1,630	—	406
Cash paid for interest	204	—	3,563
Cash paid for reorganization items	—	—	1,579
Cash received related to reorganization items	—	—	(77)

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

The Bankruptcy Plan was confirmed by the Bankruptcy Court on May 5, 2009 and became effective on July 1, 2009 (the “Effective Date”). Pursuant to the Bankruptcy Plan, among other things:

• the Company was formed to own and operate the assets related to the Predecessor which is owned by the lenders under the Predecessor’s $440.0 million Senior Secured Term Loan (the “Las Vegas Term Loan”);

• the Company issued shares of its class A common stock, $0.01 par value per share (“Class A Common”), to holders of secured claims under the Las Vegas Term Loan (“Lenders”);

• Lenders subscribed to purchase $75.0 million of the Company’s class A convertible participating preferred stock, $0.01 par value per share (“Class A Preferred”), to provide operating capital;

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

2. Basis of Presentation

Basis of Presentation

The accompanying condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “Commission”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures are adequate to make the information presented not misleading.  In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made.  The results of operations for the nine months ended September 30, 2010, are not necessarily indicative of future financial results.  The interim condensed consolidated financial statements contained herein should be read in conjunction with our audited financial statements and notes thereto included in our Form 10, as amended.

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

The Company adopted fresh-start reporting upon emergence from the Chapter 11 Cases on July 1, 2009 in accordance with accounting guidance related to financial reporting by entities in reorganization under the Bankruptcy Code. The accompanying condensed consolidated statements of operations and cash flows are presented for two periods: January 1, 2009 through June 30, 2009 (the “Predecessor Period”) and July 1, 2009 through September 30, 2009 (the “Successor Period”).  The Predecessor Period does not reflect the impact of any changes in the Company’s capital structure or changes in the estimates of fair values of assets and liabilities as a result of fresh-start reporting, and therefore are not comparable to the financial statements for the three and nine months ended September 30, 2010.  See Note 3 for further discussion on fresh-start reporting.

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

Reclassifications

Certain amounts in the condensed consolidated financial statements for the Successor Period and the Predecessor Period have been reclassified to be consistent with the current year presentation. These reclassifications had no effect on the previously reported net income.

3. Fresh-Start Reporting

As of the Effective Date, the Company was required to adopt the “fresh start” provisions in accordance with accounting guidance for reorganizations, as it relates to the Predecessor. Under fresh-start reporting, a new reporting entity is deemed created. Fresh-start reporting generally requires resetting the historical net book value of assets and liabilities to fair value by allocating the entity’s enterprise value as set forth in the Bankruptcy Plan to its assets and liabilities pursuant to accounting guidance related to business combinations as of the Effective Date. To facilitate the calculation of the reorganized company’s enterprise value, various valuations methods, including the discounted cash flow method of the income approach and the cost approach were utilized.

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

4. Reorganization Items (Predecessor)

Reorganization items represent amounts the Predecessor incurred since the Petition Date as a direct result of the Chapter 11 Cases and was comprised of the following (in thousands):

Predecessor
Six Months Ended June 30, 2009
Professional fees	$1,565
Interest income	(77)
Other	14
Total reorganization items, net	$1,502

Professional fees include financial, tax, legal, real estate and valuation services, among other items, that are directly associated with the reorganization process. Cash payments pertaining to these reorganization items amounted to approximately $1.6 million for the Predecessor Period.

The Company continues to incur expenses related to the Predecessor’s Chapter 11 proceedings, which includes professional fees that were classified as reorganization items by the Predecessor. Upon the Effective Date, these expenses are classified in operating costs and expenses, primarily in general and administrative expense in the Successor’s condensed consolidated statements of operations.

5. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	Successor
	September 30, 2010	December 31, 2009
Land and improvements	$202,231	$200,898
Building and improvements	38,053	21,500
Furniture, fixtures and equipment	13,099	9,619
Construction in progress	58,080	23,932
	311,463	255,949
Less: accumulated depreciation and amortization	(8,063)	(2,239)
Property and equipment, net	$303,400	$253,710

Capital Improvement Project

In July 2009, the Company announced a large-scale renovation of Tropicana Las Vegas. The Company plans to spend approximately $147.0 million on capital improvements, of which $78.6 million was spent as of September 30, 2010.  The capital improvement project includes:

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

6. Debt

Credit Agreement

In March 2010, the Company entered into a $60.0 million credit agreement (the “Credit Agreement”) comprised of a $50.0 million revolving credit facility (the “Revolver”) and a $10.0 million delayed draw term loan (the “Term Loan”). The maturity date for the Credit Agreement is March 2014. The Revolver bears interest at 4% per annum. Proceeds from the Revolver will be used to finance current ongoing capital improvement projects and other general corporate purposes. Proceeds from the Term Loan will be used to finance the construction and build-out of our night club and related amenities as part of our capital improvement project. The Term Loan bears interest at 6% per annum and requires quarterly principal payments equal to the 100% of the net income generated by the night club as long as an amount is outstanding under the Term Loan, as defined. Pursuant the terms of the Credit Agreement, the Company will be required to establish an interest reserve account, as defined. As of September 30, 2010, no amounts were outstanding under the Credit Agreement.

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

7. Commitments and Contingencies

Armenco Lease

As discussed in Note 1, on June 22, 2009, the Company entered into a lease agreement with Armenco (the “Armenco Lease”) in which the Company leases the real and non-gaming personal property of the Company’s hotel and casino, including the restaurants, lounges, retail shops and other related support facilities, and the operation thereof to Armenco until such time as it is able to obtain all governmental registrations, findings of suitability, licenses, qualifications, permits and approvals pursuant to the gaming laws and regulations of the State of Nevada and Clark County liquor and gaming codes necessary for the Company to own and operate its gaming facility directly, as allowed under the Bankruptcy Plan. The Armenco Lease calls for a fee equal to 2% of net revenues and 5% of EBITDA, each as defined, to be paid to Armenco. Armenco shall in turn pay rent in the amount of $1.00 per month. The Armenco Lease shall terminate thirty days after the Company has received all licenses and approvals necessary to operate a hotel and casino on the leased property with the term considered a tenancy from month to month only subsequent to June 30, 2010. The Company incurred approximately $0.3 million, $0.4 million and $0.8 million in expense related to the Armenco Lease for the three months ended September 30, 2010, the Successor Period and the nine months ended September 30, 2010, respectively, which is included in general and administrative expenses on the accompanying condensed consolidated statements of operations.

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

Trilliant LP is controlled by its general partner, Trilliant Gaming Nevada Inc. (“Trilliant Gaming”), which is owned by each of Mr. Alex Yemenidjian, our Chairman of the Board, Chief Executive Officer and President, Mr. Timothy Duncanson, a director of the Company and Mr. Gerald Schwartz, the chairman and controlling stockholder of Onex Corporation.  Together Messrs. Yemenidjian, Duncanson and Schwartz own 100% of the outstanding voting securities of Trilliant Gaming. The only other outstanding capital stock of Trilliant Gaming is one non-voting preferred share held by Mr. Yemenidjian, which share had a subscription price of $10,000 and upon a liquidation of Trilliant Gaming is entitled to receive the subscription price plus any accrued and unpaid dividends (dividends accrue at the rate of 8% per annum). This one non-voting preferred share represents a de minimus ownership interest in and has no effect on the control of Trilliant Gaming. A stockholder agreement between Messrs. Yemenidjian, Duncanson and Schwartz sets forth the rights of each of them with respect to control of Trilliant Gaming and, in turn, the Company’s securities owned by the Onex Armenco Gaming Entities. The Onex Armenco Gaming Entities were formed by entities affiliated with Onex Corporation.

Litigation

Pursuant to the Bankruptcy Plan discussed in Note 1, the Company has assumed certain obligations and liabilities of the Predecessor, particularly liabilities in respect of post-bankruptcy petition administrative expenses. As of September 30, 2010, we have paid (or agreed to pay) approximately $2.5 million in allowed priority and cure claims and in non-professional fee administrative expenses and, with the exception of five disputed administrative/priority claims in the aggregate asserted amount of approximately $1.3 million, we do not anticipate any material additions to such claims or expenses. Professionals employed at the expense of the bankruptcy estates of the Predecessor and other debtors have filed applications for allowance of approximately $13.0 million in professional fees and expenses against the Predecessor. The Company disputes and intends to object to many of those applications and believes that our liability in respect of such claimed professional fees and expenses will be materially less than the amounts requested, but we can give no assurance in this regard. TEH has asserted a claim of approximately $520,000 for management fees and an unliquidated contingent claim relating to alleged workers’ compensation liabilities. The Company disputes a portion of the claimed management fee and is currently in discussions with TEH regarding a resolution. We dispute the claim in respect of workers’ compensation liabilities in its entirety. However, no assurance can be given that the claims asserted will be ultimately disallowed or will not have a material adverse impact on the Company.

The Company is a plaintiff in a civil action pending in the Eighth Judicial District Court in the County of Clark, Nevada, called Tropicana Las Vegas, Inc. and Hotel Ramada of Nevada, LLC v. Aztar Corporation and Tropicana Entertainment, LLC (Case No. A09595469-B). The Company is seeking confirmation from the court that it has the right to use the “Tropicana” name based on implied and express agreements and the application of principles of estoppel. The defendants contend that they alone have a right to use the “Tropicana” name and, further, have asserted a counterclaim that the Company is infringing on their purported trademark rights by using the “Tropicana” name in conducting its business. After the action was filed, the defendants removed it to the United States District Court for the District of Nevada (Case No. 2:09-cv-01488); the Company moved to remand the action, which motion was granted, the effect being that the case has now returned to state court. Prior to remand, on January 8, 2010, the Company filed a Motion For Summary Judgment in the United States District Court for the District of Nevada, where the case was then pending. The motion asserted that the Company is entitled to judgment as a matter of law based on historical agreements concerning the property and the name Tropicana. The defendants filed a Cross-Motion For Summary Judgment in which they asserted an exclusive right to use the “Tropicana” name based on certain federal trademark registrations purportedly assigned to Aztar Corporation in 2007.  On June 10, 2010, the Court issued detailed Findings of Fact and Conclusions of Law regarding the Cross-Motion For Summary Judgment.  Although the Court did not enter judgment for either the Company or defendants, it found that the right to the Tropicana name vested in the Company’s predecessor-in-interest.  The Court also concluded that there is a question of fact as to whether defendants are bona fide purchasers for value of trademark rights as a result of a September 2007 purported assignment of such rights from Aztar Corporation to Tropicana Entertainment, LLC. The defendants filed a motion asking the Court to reconsider its Summary Judgment ruling.  The Company filed an Opposition to the Motion For Reconsideration and, on July 30, 2010, the Court denied the defendant’s motion.  The Company intends to seek a trial on the remaining question of fact expeditiously.

On August 10, 2010, the defendants and other parties filed with the Bankruptcy Court in Delaware a complaint seeking (a) a declaratory judgment that the Tropicana trademarks were property of the TEH’s bankruptcy estates, that the agent for the TEH “exit facility” (the loan made in connection with the TEH bankruptcy plan) has a lien on the trademarks, that the Predecessors amended bankruptcy schedules (which we filed to reflect the Predecessors interests in the trademarks) are invalid, and that the pending Nevada action violates the automatic stay of TEH’s bankruptcy cases; (b) a finding that plaintiffs are in contempt of the order confirming TEH’s bankruptcy plan as a result of “willfully and intentionally asserting ownership over the Tropicana Trademarks”; (c) an injunction to prevent the Nevada court from adjudicating “ownership of the Tropicana Trademarks”; and (d) damages resulting from the alleged “unjust enrichment” that would occur if plaintiffs are determined to own the Tropicana trademarks.  On September 8, 2010 the Company filed with the Bankruptcy Court a motion to dismiss the defendants’ complaint for failure to state a claim upon which relief may be granted and to abstain from adjudicating any portion of the complaint that is not dismissed.  The Company has also filed a motion for sanctions as we believe that the complaint in Bankruptcy Court qualifies as a frivolous filing that would support an award of sanctions and/or attorneys fees from the defendants.  On October 13, 2010, the defendants filed their opposition to our motion to dismiss and we are in the process of preparing our response.  Discovery is ongoing, and the Company therefore cannot express an opinion at this time on the outcome of the case.

8. Stockholders’ Equity

Rights Offering

In April 2010, the Company consummated a $50.0 million rights offering, pursuant to which it issued and sold 500,000 shares of its class A series 2 convertible participating preferred stock, $0.01 par value per share (“Class A Series 2 Preferred”) to certain of its stockholders. As part of this rights offering, the Company also issued an additional 40,000 shares of Class A Common to purchasers in the offering who provided a “backstop” to the offering (i.e., purchasing the shares of Class A Series 2 Preferred that were unsubscribed for by the other stockholders to ensure that the Company could raise the full $50.0 million from the offering). Further, the Company issued an additional 45,585 shares of Class A Series 2 Preferred to the lead arranger and administrative agent of the Credit Agreement as consideration for providing the Term Loan and Revolver (Note 6).

Common Stock

The Company is authorized to issue up to 11,000,000 shares of its Class A Common and up to 5,182,808 shares of its Class B Common. As of September 30, 2010, 4,529,485 shares of the Company’s Class A Common were outstanding. No Class B Common has been issued. Except as otherwise provided by the Company’s articles of incorporation or Nevada law, each holder of the Class A Common is entitled to one vote, in person or by proxy, for each share standing in such holder’s name on the Company’s stock transfer records. To the fullest extent permitted by law, holders of Class B Common shall not be entitled to vote on any matter submitted to a vote of the Company’s stockholders. Each share of Class A Common is convertible into a share of Class B Common, in each case as adjusted for any stock dividends, splits, combinations, recapitalizations, reclassifications and similar events. Each share of Class B Common is convertible into a share of Class A Common, in each case as adjusted for any stock dividends, splits, combinations, recapitalizations, reclassifications and similar events, provided that such conversion is in compliance with, and such holder has, all necessary approvals and licenses under all applicable gaming laws.

Holders of shares of common stock are entitled to receive dividends only when, as and if approved by the Company’s board of directors from funds legally available for the payment of dividends, after payment of dividends on the Company’s outstanding series of preferred stock. The Company’s stockholders are entitled to share ratably in the assets legally available for distribution to the Company’s stockholders in the event of the Company’s liquidation, dissolution or winding up, voluntarily or involuntarily, after payment of, or adequate provision for, all of the Company’s known debts and liabilities and of any preferences of the Class A Preferred and Class A Series 2 Preferred or any other series of its preferred stock that may be outstanding in the future. These rights are subject to the preferential rights of any other series of the Company’s preferred stock that may then be subject to compliance with the stockholders’ agreement, dated July 1, 2009 (the “Stockholders’ Agreement”) and applicable federal and state securities laws, including the Nevada Gaming Control Act, the Company’s common stock may be transferred without any restrictions or limitations.

Pursuant to the Bankruptcy Plan, the Company issued a warrant to purchase up to 664,122 shares of its Class B Common to TEH (the “TE Warrant”). As of September 30, 2010, the TE Warrant is outstanding. The TE Warrant is exercisable by TEH at any time on or prior to the earlier of (i) 5:00 pm, New York City time, on July 1, 2013, or (ii) a date on which we sell, lease, transfer or otherwise dispose of substantially all of our property, assets or business, another person or entity acquires all or substantially all of our shares of common stock or we consolidate with or merge with or into another person or entity or enter into a business combination with another person. The exercise price per share for the TE Warrant is equal to (a) $66,412,373 plus interest accrued from and after July 1, 2009 at the rate of 15% per annum, compounded annually, divided by (b) 664,122. As of September 30, 2010, the exercise price of the TE Warrant was $118.74. In order to exercise the TE Warrant, TEH is required to become a party to the Stockholders’ Agreement. Based on the valuation models used and related assumptions, no value has been ascribed to the TE Warrant in the accompanying condensed consolidated financial statements.

Preferred Stock

The Company is authorized to issue up to 750,000 shares of its Class A Preferred all of which are outstanding at September 30, 2010.  The Company is authorized to issue up to 545,702 of its Class A Series 2 Preferred (collectively with Class A Preferred, “Preferred Stock”).  As of September 30, 2010, 545,585 shares of Class A Series 2 Preferred are outstanding.  The Preferred Stock constitutes a series of the Company’s preferred stock, consisting of an aggregate of 1,295,702 shares having a per share liquidation preference amount equal to the greater of (i) $100 plus the amount of accrued and unpaid dividends for any prior dividend periods; and (ii) an amount equal to the amount the holders of the Preferred Stock would have received upon liquidation, dissolution or winding up of the Company had such holders converted their shares of the Preferred Stock into shares of the Company’s common stock immediately prior to such liquidation, dissolution or winding up.

Dividends on the Preferred Stock are payable semi-annually in arrears, when, as and if authorized and declared by the Company’s board of directors out of legally available funds, on a cumulative basis on the $100 per share original purchase price plus the amount of cumulated and unpaid dividends for any prior dividend periods. Dividends on the Preferred Stock are calculated at a rate of 12.5% per annum and are payable semi-annually in arrears, commencing in February 2010 for the Class A Preferred and October 2010 for the Class A Series 2 Preferred.  Each dividend will be payable to holders of record as they appear on the Company’s stock register on the applicable record date, which will be the 15th calendar day immediately preceding the related dividend payment date (whether or not a business day), or such other record date determined by the Company’s board of directors that is not more than 60 nor less than ten days prior to the related dividend payment date. Each period from and including a dividend payment date (or the date of the issuance of the Preferred Stock) to but excluding the following dividend payment date is referred to as a “dividend period.” Dividends payable for each dividend period are computed on the basis of a 360-day year consisting of twelve 30-day months. Any payment of a dividend will first be credited against the earliest cumulated but unpaid dividend due with respect to such share that remains payable.

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

The Company is not obligated to pay holders of the Preferred Stock any dividend in excess of the dividends on the Preferred Stock that are payable as described above. There is no sinking fund with respect to dividends on the Preferred Stock. So long as the Preferred Stock remains outstanding, the Company may not declare or pay a dividend or other distribution on the Company’s common stock or any other shares that rank junior to the Preferred Stock (other than dividends payable solely in common stock), and the Company generally may not directly or indirectly purchase, redeem or otherwise acquire any shares of common stock unless all accrued and unpaid dividends on the Preferred Stock for all past dividend periods are paid in full.  As of September 30, 2010, the Company had approximately $14.0 million in unrecorded dividend liability.

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

9. Share-Based Compensation

On September 16, 2010, the board of directors approved, and the Company adopted, the 2010 Non-Employee Director Restricted Stock Plan (the “2010 Plan”) which provided for the grant of restricted stock to non-employee directors.  During the three months ended September 30, 2010, the Company granted 8,000 restricted stock awards at a weighted-average grant date fair value of $25 which will vest equally over a period of four years with 2,000 vesting immediately and the remaining on each of July 1, 2011, 2012 and 2013.

The Company accounts for share-based awards exchanged for services in accordance with the authoritative accounting guidance for share-based payments. Under the guidance, share-based compensation expense is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense, net of estimated forfeitures, on a straight-line basis over the requisite service period of the award.  For the three and nine months ended September 30, 2010, the Company recognized $62,500 of share-based compensation expense which is included in general and administrative expenses on the accompanying condensed statements of operations.

10. Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with accounting guidance which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statements of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

Due to the net loss for the three months ended September 30, 2010, the Successor Period and the nine months ended September 30, 2010, all potential common shares of 5.3 million, 3.0 million and 5.6 million, respectively, were anti-dilutive, and therefore were not included in the computation of diluted earnings per share.  As a result, basic EPS is equal to diluted EPS for the three months ended September 30, 2010, the Successor Period and the nine months ended September 30, 2010.

11. Income Taxes

The financial results include no income tax expense (benefit) for the three months ended September 30, 2010, the Successor Period and the nine months ended September 30, 2010.

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

The Company’s effective income tax rate for the three months ended September 30, 2010, the Successor Period and the nine months ended September 30, 2010 was 0%. The difference between the federal statutory rate of 35% and the Company’s effective income tax rate for the three months ended September 30, 2010, the Successor Period and the nine months ended September 30, 2010 was primarily due to the full valuation allowance recorded during the period. The Predecessor’s effective income tax rate for the six months ended June 30, 2009 was 29.6%.  The difference between the federal statutory rate of 35% and the Predecessor’s effective tax rate for the six months ended June 30, 2009 was primarily due to impairment charges and other write-downs applied during the period. Looking forward, the Company’s effective income tax rate may fluctuate due to changes in tax legislation, changes in the Company’s estimates of federal tax credits, changes in the Company’s assessment of uncertainties as valued under accounting guidance for uncertainty in income taxes, as well as accumulated interest and penalties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our results of operations and financial condition for the three and nine months ended September 30, 2010, should be read in conjunction with, and is qualified in its entirety by, our condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.  This discussion contains certain “forward-looking statements,” including information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” and similar expressions, as well as statements in future tense, identify forward-looking statements.  Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements speak only as of the date the statements are made. You should not put undue reliance on any forward-looking statements.

Overview of our Company

Our primary business is the ownership and operation of Tropicana Las Vegas which offers casino gaming, hotel accommodations, dining, entertainment, retail shopping and other resort amenities. Tropicana Las Vegas is a hotel casino property conveniently located at the corner of Tropicana Avenue and Las Vegas Boulevard on the Las Vegas Strip. Our casino hotel offers hotel rooms and suites, a 50,000 square foot casino floor, restaurants, several lounges, two theaters and more than 100,000 square feet of flexible convention and meeting space.

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

Capital Improvement Project.  In an effort to revamp the historic Tropicana Las Vegas, which has not seen any updates to the facility since 1985, we have begun a $147.0 million capital improvement project to make the property more attractive and desirable beginning with the launch of a new company logo which represents the Company’s vision of excitement, sensuality, rhythm and style. The capital improvement project is expected to be completed in phases through the second quarter of 2011 and will include a complete renovation of hotel rooms and suites to update furnishings and amenities, substantially upgrading the guest room experience; a comprehensive casino remodel including a refurbishment of the casino floor which includes new slot machines, furnishings, carpet, new ceilings, walls and columns, table layouts, gaming chairs and other items; the expansion and renovation of the race and sports book; redevelopment of the pool area; enhancement of the food and beverage facilities including remodeled and/or new bar locations on the casino floor intended to significantly improve the casino guest experience; a remodel of the convention center with new carpet, walls, seating and signage; a new design for outdoor signage and the façade; a reconfiguration of the pedestrian bridge between Tropicana Las Vegas and MGM Grand Hotel & Casino; renovating restroom facilities throughout the property; renovations related to notices of violations and deferred maintenance projects; and other back-of-house improvements, upgrades to information technology systems and infrastructure upgrades.  In addition, we intend to add the Nikki Beach nightclub and Beach Club to provide Tropicana Las Vegas customers a more enjoyable and complete guest experience. To date, the remodel of the convention center and casino has been completed as well as the renovation of 900 hotel rooms and suites with the remaining rooms still to be completed.

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

Current Economic Conditions.  The current unprecedented and challenging global economic conditions have negatively impacted our results of operations by affecting visitor volume and overall consumer discretionary spending.   Although there has been a slight increase in visitor volume to the Las Vegas market in recent months, consumer spending continues to remain low.  Corporate spending on conventions and business development has also decreased substantially as companies are cutting costs in response to the current global economic conditions. These and other uncertainties have and could continue to adversely affect our results of operations. In addition, the Las Vegas market has also seen an influx of hotel room inventory as a result of the opening of City Center by MGM Resorts International in December 2009 which increased hotel room inventory by approximately 4,400 rooms. The increase in hotel room inventory has resulted in increased competition leading to a lower average daily room rate and hotel occupancy which translates into lower room revenues.  In addition, the Cosmopolitan Hotel is scheduled to open in December 2010 with 2,000 of its approximate 3,000 hotel rooms available.

Credit Agreement.  In March 2010, the Company entered into a $60.0 million credit agreement (the “Credit Agreement”) comprised of a $50.0 million revolving credit facility (the “Revolver”) and a $10.0 million delayed draw term loan (the “Term Loan”). The maturity date for the Credit Agreement is March 2014. The Revolver bears interest at 4% per annum. Proceeds from the Revolver will be used to finance current ongoing capital improvement projects and other general corporate purposes. Proceeds from the Term Loan will be used to finance the construction and build-out of our night club and related amenities as part of our capital improvement project. The Term Loan bears interest at 6% per annum and requires quarterly principal payments equal to the 100% of the net income generated by the night club as long as an amount is outstanding under the Term Loan, as defined. Pursuant to the terms of the Credit Agreement, the Company will be required to establish an interest reserve account, as defined. As of October 31, 2010, $13.0 million was outstanding under the Revolver.

Key Financial Metrics

Casino Revenue.    Casino revenue is derived primarily from customers wagering on slot machines, table games and other gaming activities. Table games generally include blackjack or twenty one, craps, baccarat, roulette and other specialty games. Other gaming activities include race and sports wagering. Casino revenue is defined as the net win from gaming activities, computed as the difference between gaming wins and losses, not the total amounts wagered. “Table game drop” and “slot handle” are casino industry specific terms that are used to identify the amount wagered by customers at tables and slot machines, respectively. “Table game hold” and “slot hold” represent the percentage of the total amount wagered by customers that the casino has won. Hold is derived by dividing the amount won by the casino by the amount wagered by customers. Casino revenue is recognized at the end of each gaming day. Casino revenue varies from time to time due to table game hold, slot hold and the amount of gaming activity.

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

The following table highlights our and the Predecessor’s results of operations (dollars in thousands):

	Successor					Predecessor	2009 Combined (a)
	Three Months Ended September 30,		Percent	Nine Months Ended September 30,	Three Months Ended September 30,	Six Months Ended June 30,	Nine Months Ended September 30,	Percent
	2010	2009	Change	2010	2009	2009	2009	Change
Net revenues	$13,094	$18,836	(30)%	$39,960	$18,836	$43,894	$62,730	(36)%
Operating costs and expenses	23,907	28,493	(16)%	71,484	28,493	477,545	506,038	(86)%
Operating loss	(10,813)	(9,657)	12%	(31,524)	(9,657)	(433,651)	(443,308)	(93)%
Interest expense	(477)	(2)	n/m	(892)	(2)	(2,560)	(2,562)	(65)%
Reorganization items, net	—	—	—	—	—	(1,502)	(1,502)	(100)%

n/m – Not meaningful.

(a)                                  The results for the nine months ended September 30, 2009, which we refer to as “2009 Combined,” were derived by the mathematical addition of the results of the Predecessor Period and the Successor Period. The presentation of financial information for 2009 Combined herein may yield results not fully comparable on a period-to-period basis, particularly with respect to depreciation, amortization, interest expense and tax provision accounts, as a result of the adoption of fresh-start reporting on July 1, 2009. In addition, 2009 Combined does not comply with accounting principles generally accepted in the United States or with the Commission’s rules for pro forma presentation; however, it is presented because we believe that it provides the most meaningful comparison of our results for 2009 to our results for current and prior periods.

Net Revenues

Net revenues decreased 30% for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 primarily related to decreased visitor volume due to disruption from our current property revitalization as well as reduced consumer discretionary spending, which negatively affected our operations.  Net revenues decreased 36% for the nine months ended September 30, 2010 as compared to 2009 Combined primarily due to the same factors affecting the three months ended September 30, 2010.  Our net revenues are expected to continue to be negatively affected throughout 2010 due to disruption from our capital improvement project which has resulted in the closure of a significant number of rooms, food and beverage outlets and a portion of the casino floor for renovation which is expected to be completed in phases through the second quarter of 2011.

Operating Loss

The operating loss increased $1.2 million for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 which is primarily related to a decrease in net revenues as noted above partially offset by a decrease in operating costs and expenses.  The decrease in operating costs and expenses is the result of operating efficiency initiatives including reduction in the number of employees and reduced advertising and promotional expenses, among other initiatives.

The operating loss decreased $411.8 million for the nine months ended September 30, 2010 as compared to 2009 Combined.  The decrease is primarily related to impairment charges of approximately $427.0 million related to property and equipment recorded by the Predecessor.  Excluding these impairment charges and other write-downs, operating loss increased $15.2 million for the nine months ended September 30, 2010 as compared to 2009 Combined, primarily due to a decrease in net revenues partially offset by a decrease in operating costs and expenses as discussed above.  However, many of our operational costs are fixed and therefore operating results and operating margins suffer as net revenues decrease.

The following table highlights our and the Predecessor’s various sources of revenues and expenses as compared to the prior periods (dollars in thousands):

	Successor					Predecessor	2009 Combined (a)
	Three Months Ended September 30,		Percent	Nine Months Ended September 30,	Three Months Ended September 30,	Six Months Ended June 30,	Nine Months Ended September 30,	Percent
	2010	2009	Change	2010	2009	2009	2009	Change
Casino revenues	$5,958	$8,482	(30)%	$18,944	$8,482	$18,789	$27,271	(31)%
Casino expenses	5,461	6,675	(18)%	15,807	6,675	12,444	19,119	(17)%
Margin	8%	21%		17%			30%

Room revenue	5,115	5,821	(12)%	14,611	5,821	12,420	18,241	(20)%
Room expense	3,224	4,053	(20)%	9,673	4,053	8,519	12,572	(23)%
Margin	37%	30%		34%			31%

Food and beverage revenues	2,747	4,483	(39)%	7,801	4,483	9,505	13,988	(44)%
Food and beverage expenses	2,918	4,566	(36)%	8,590	4,566	9,748	14,314	(40)%
Margin	(6)%	(2)%		(10)%			(2)%

Other revenues	1,163	1,955	(41)%	3,596	1,955	6,986	8,941	(60)%
Other expenses	617	1,165	(47)%	2,751	1,165	3,932	5,097	(46)%

General and administrative expenses	5,016	6,015	(17)%	16,576	6,015	6,602	12,617	31%
Percent of net revenues	38%	32%		41%			20%

Depreciation and amortization	2,740	1,044	162%	6,406	1,044	1,956	3,000	114%
Percent of net revenues	21%	6%		16%			5%

(a)                                  The results for the nine months ended September 30, 2009, which we refer to as “2009 Combined,” were derived by the mathematical addition of the results of the Predecessor Period and the Successor Period. The presentation of financial information for 2009 Combined herein may yield results not fully comparable on a period-to-period basis, particularly with respect to depreciation, amortization, interest expense and tax provision accounts, as a result of the adoption of fresh-start reporting on July 1, 2009. In addition, 2009 Combined does not comply with accounting principles generally accepted in the United States or with the Commission’s rules for pro forma presentation; however, it is presented because we believe that it provides the most meaningful comparison of our results for 2009 to our results for current and prior periods.

Casino

Casino revenues decreased $2.5 million for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009.  Casino revenues decreased $8.3 million for the nine months ended September 30, 2010 as compared to 2009 Combined.  Slot revenues accounted for a majority of the decrease in casino revenues primarily due to a decrease in slot handle resulting from reduced customer visits to our property and decreased spend per visit as discussed above as well as a reduction in the number of slot machines on our casino floor due to our capital improvement project.  Casino expenses decreased 18% and 17% for the three and nine months ended September 30, 2010, respectively, as compared to the same periods in the prior year. The decrease was primarily related to lower payroll costs as a result of efficiency initiatives implemented by management as well as lower gaming taxes as a result of decreased casino revenues. As a result of the decreased casino revenues, the casino operating margin decreased to 8% and 17% in the three and nine months ended September 30, 2010, respectively, from 21% and 30% in the three months ended September 30, 2009 and 2009 Combined, respectively.

Room

Room revenue decreased $0.7 million for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 attributable to the closure of a significant number of our hotel rooms for renovation, including approximately 100 hotel rooms which will be demolished as part of our capital improvement project offset by an increase in average daily rate to $56 from $53 due to the completion of the hotel room remodel of 500 hotel rooms in the Paradise Tower in the second quarter 2010 and 400 hotel rooms in the Island Tower in the third quarter of 2010.  Room expense decreased 20% for the three months ended September 30, 2010 as compared to the same period in the prior year due to reduced payroll costs.

Room revenue decreased $3.6 million for the nine months ended September 30, 2010 as compared to 2009 Combined which was attributable to the closure of a significant number of our hotel rooms as discussed above while average daily rate remained virtually unchanged for the same periods.  Room expense decreased 23% for the nine months ended September 30, 2010 as compared to 2009 Combined due to reduced payroll costs resulting from hotel room closures as discussed above.

Food and Beverage

Food and beverage revenues decreased approximately $1.7 million and $6.2 million for the three and nine months ended September 30, 2010, respectively, as compared to the three months ended September 30, 2009 and 2009 Combined.  The decrease was primarily due to the closure of the Café in September 2009 and the buffet in February 2010 as part of our property revitalization project as well as decreased visitor volume as a result of both the current state of the economy and the property revitalization project in progress. Food and beverage expenses decreased approximately $1.6 million and $5.7 million for the three and nine months ended September 30, 2010, respectively, as compared to the three months ended September 30, 2009 and 2009 Combined, primarily due to lower payroll costs.

Other

Other revenues primarily include income from the gift shop, entertainment and leased outlets. Other revenues decreased approximately $0.8 million, or 41%, for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009. The decrease is primarily attributable to the closure of Xtreme Magic starring Dirk Arthur, a magic show featuring tigers and leopards, in March 2010.  Other revenues decreased $5.3 million for the nine months ended September 30, 2010 as compared to 2009 Combined.  The decrease is attributable to the closure of Xtreme Magic as discussed above and Folies Bergere, a live entertainment show, in March 2009, as well as reduced revenues due to the closure of a majority of our leased outlets as a result of our property revitalization project currently in progress.

General and Administrative

General and administrative expenses decreased 17% for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009. The decrease is related to lower payroll and operating expenses as a result of cost reduction and efficiency initiatives implemented by management.  General and administrative expenses increased 31% for the nine months ended September 30, 2010 as compared to 2009 Combined. The increase is primarily related to additional payroll costs incurred as a result of increased management needed by the Company as it is no longer a subsidiary of Tropicana Entertainment Holdings, LLC.

Depreciation and Amortization

Depreciation and amortization expense increased $1.7 million and $3.4 million for the three and nine months ended September 30, 2010, respectively, as compared to the three months ended September 30, 2009 and 2009 Combined, primarily related to the completion of the hotel room remodel of 500 hotel rooms in the second quarter of 2010 and 400 hotel rooms in the third quarter of 2010.

Preopening Expenses

Preopening expenses for the three and nine months ended September 30, 2010 were $0.1 million and $0.2 million, respectively, primarily related to the development of Nikki Beach nightclub and Beach Club.

Interest Expense

Interest expense increased $0.5 million for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009.  The increase is related to amortization of debt issuance costs as a result of the Company entering into the Credit Agreement in March 2010.  Interest expense decreased $1.7 million for the nine months ended September 30, 2010 as compared to 2009 Combined.  The decrease is primarily the result of the discharge of the Predecessor’s debt as a result of the Bankruptcy Plan slightly offset by the Company entering into the Credit Agreement as discussed above.

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

We have not conducted any business other than the operation of Tropicana Las Vegas that we took operational ownership of on July 1, 2009 as provided for by the Bankruptcy Plan. In addition, we have limited liquidity and capital resources and are currently experiencing negative cash flow from our operations. As of September 30, 2010, we have $8.3 million in cash and cash equivalents which is used to fund our daily operations as well as costs associated with our property revitalization.  In addition, as of September 30, 2010, we have $60.0 million available for borrowings under our Credit Agreement.

In connection with our formation and operation of Tropicana Las Vegas, we entered into a lease agreement, dated June 22, 2009, with Armenco Holdings, LLC, (“Armenco”), a company controlled by our Chairman of the Board, Chief Executive Officer and President, whereby we lease the real and non-gaming personal property of our hotel and casino, including the restaurants, lounges, retail shops and other related support facilities, and the operation thereof to Armenco. Armenco separately acquired the gaming assets. At such time as we are able to obtain all governmental registrations, findings of suitability, licenses, qualifications, permits and approvals pursuant to the gaming laws and regulations of the State of Nevada and Clark County liquor and gaming codes necessary for us to own and operate our gaming facility directly, Armenco will transfer to us all of the gaming assets of Tropicana Las Vegas for nominal consideration, the lease agreement with Armenco will be terminated and the operation of our hotel and casino will thereafter be managed by Trilliant Management, L.P., (“Trilliant LP”), pursuant to a management agreement we entered into with Trilliant LP in May 2010 upon Trilliant LP obtaining all required governmental registrations, findings of suitability, licenses, qualifications, permits and approvals. Trilliant LP is controlled by its general partner, Trilliant Gaming Nevada Inc. which is owned by each of Mr. Alex Yemenidjian, our Chairman of the Board, Chief Executive Officer and President, Mr. Timothy Duncanson, a director of the Company and Mr. Gerald Schwartz, the chairman and controlling stockholder of Onex Corporation.  Together Messrs. Yemenidjian, Duncanson and Schwartz own 100% of the outstanding voting securities of Trilliant Gaming Nevada Inc.  Currently we anticipate obtaining all necessary approvals to own and operate our gaming facility directly in the latter part of the fourth quarter of 2010.

Nine months ended September 30, 2010

During the nine months ended September 30, 2010, our cash flows used in operating activities were approximately $32.0 million. Cash used for capital expenditures was approximately $54.5 million while payments on capital leases were approximately $1.3 million for the same period. During the nine months ended September 30, 2010, we received $50.0 million in proceeds from the issuance of preferred stock in April 2010 and paid approximately $0.7 million in debt issuance costs related to the Credit Agreement we entered into in March 2010.

Anticipated Capital Expenditures, Liquidity Requirements, and Liquidity Sources

In April 2010, we completed a $50.0 million rights offering pursuant to which we issued and sold 500,000 shares of our class A series 2 convertible participating preferred stock, $0.01 par value, (“Class A Series 2 Preferred”) to certain of our stockholders.

On March 17, 2010, we entered into a $60.0 million credit agreement with one of our stockholders pursuant to which we have the right to borrow up to $50.0 million to finance our capital improvement project and our working capital and other general corporate requirements and up to an additional $10.0 million to finance the construction and build-out of our Nikki Beach nightclub and related amenities.  As of October 31, 2010, $13.0 million was outstanding under the Revolver.

In July 2009, we announced a large-scale property revitalization of our hotel casino. The project will cost approximately $147.0 million, of which $78.6 million was spent as of September 30, 2010, and will include the remodel of a significant majority of our hotel rooms and suites, the casino floor, restaurants and bars along with the showroom, convention center and pool area as discussed above.

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

Our primary cash requirements for the remainder of 2010 and 2011 are expected to include capital expenditures related to our capital improvement project, operational requirements and interest payments on indebtedness. We expect that our cash flows from operations, together with cash on hand and availability under our Credit Agreement will be adequate to fund our activities, including capital expenditures for our property revitalization.

Contractual Obligations and Off-Balance Sheet Arrangements

With the exception of payments made in relationship to our capital leases, there have been no material changes during the nine months ended September 30, 2010 to our contractual obligations or off-balance sheet arrangements as disclosed in “Item 2 — Financial Information” of our Form 10, as amended.

Critical Accounting Policies

A description of our critical accounting policies can be found in “Item 2 — Financial Information” of our Form 10, as amended. There were no material changes to our critical accounting policies during the nine months ended September 30, 2010.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices.  Currently our long-term debt outstanding under our Credit Agreement is at a fixed interest rate, and therefore we are not currently subject to market risk.  However, as our fixed rate debt matures, and if additional debt is acquired to fund the debt payment, future earnings and cash flows may be affected by changes in interest rates.

Item 4. Controls and Procedures.

Disclosed under Item 4T.

Item 4T. Controls and Procedures.

Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Vice President of Finance (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of September 30, 2010.  This conclusion is based on an evaluation conducted under the supervision and participation of the principal executive officer and principal financial officer along with company management.  Disclosure controls and procedures are those controls and procedures which ensure that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with SEC rules and regulations.  The evaluation conducted did not include an evaluation of our Predecessors.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2010 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Pursuant to the Bankruptcy Plan, the Company has assumed certain obligations and liabilities of the Predecessor, particularly liabilities in respect of post-bankruptcy petition administrative expenses. As of September 30, 2010, we have paid (or agreed to pay) approximately $2.5 million in allowed priority and cure claims and in non-professional fee administrative expenses and, with the exception of five disputed administrative/priority claims in the aggregate asserted amount of approximately $1.3 million, we do not anticipate any material additions to such claims or expenses. Professionals employed at the expense of the bankruptcy estates of the Predecessor and other debtors have filed applications for allowance of approximately $13.0 million in professional fees and expenses against the Predecessor. The Company disputes and intends to object to many of those applications and believes that our liability in respect of such claimed professional fees and expenses will be materially less than the amounts requested, but we can give no assurance in this regard. TEH has asserted a claim of approximately $520,000 for management fees and an unliquidated contingent claim relating to alleged workers’ compensation liabilities. The Company disputes a portion of the claimed management fee and is currently in discussions with TEH regarding a resolution. We dispute the claim in respect of workers’ compensation liabilities in its entirety. However, no assurance can be given that the claims asserted will be ultimately disallowed or will not have a material adverse impact on the Company.

The Company is a plaintiff in a civil action pending in the Eighth Judicial District Court in the County of Clark, Nevada, called Tropicana Las Vegas, Inc. and Hotel Ramada of Nevada, LLC v. Aztar Corporation and Tropicana Entertainment, LLC (Case No. A09595469-B). The Company is seeking confirmation from the court that it has the right to use the “Tropicana” name based on implied and express agreements and the application of principles of estoppel. The defendants contend that they alone have a right to use the “Tropicana” name and, further, have asserted a counterclaim that the Company is infringing on their purported trademark rights by using the “Tropicana” name in conducting its business. After the action was filed, the defendants removed it to the United States District Court for the District of Nevada (Case No. 2:09-cv-01488); the Company moved to remand the action, which motion was granted, the effect being that the case has now returned to state court. Prior to remand, on January 8, 2010, the Company filed a Motion For Summary Judgment in the United States District Court for the District of Nevada, where the case was then pending. The motion asserted that the Company is entitled to judgment as a matter of law based on historical agreements concerning the property and the name Tropicana. The defendants filed a Cross-Motion For Summary Judgment in which they asserted an exclusive right to use the “Tropicana” name based on certain federal trademark registrations purportedly assigned to Aztar Corporation in 2007.  On June 10, 2010, the Court issued detailed Findings of Fact and Conclusions of Law regarding the Cross-Motion For Summary Judgment.  Although the Court did not enter judgment for either the Company or defendants, it found that the right to the Tropicana name vested in the Company’s predecessor-in-interest.  The Court also concluded that there is a question of fact as to whether defendants are bona fide purchasers for value of trademark rights as a result of a September 2007 purported assignment of such rights from Aztar Corporation to Tropicana Entertainment, LLC. The defendants filed a motion asking the Court to reconsider its Summary Judgment ruling.  The Company filed an Opposition to the Motion For Reconsideration and, on July 30, 2010, the Court denied the defendant’s motion.  The Company intends to seek a trial on the remaining question of fact expeditiously.

On August 10, 2010, the defendants and other parties filed with the Bankruptcy Court in Delaware a complaint seeking (a) a declaratory judgment that the Tropicana trademarks were property of the TEH’s bankruptcy estates, that the agent for the TEH “exit facility” (the loan made in connection with the TEH bankruptcy plan) has a lien on the trademarks, that the Predecessors amended bankruptcy schedules (which we filed to reflect the Predecessors interests in the trademarks) are invalid, and that the pending Nevada action violates the automatic stay of TEH’s bankruptcy cases; (b) a finding that plaintiffs are in contempt of the order confirming TEH’s bankruptcy plan as a result of “willfully and intentionally asserting ownership over the Tropicana Trademarks”; (c) an injunction to prevent the Nevada court from adjudicating “ownership of the Tropicana Trademarks”; and (d) damages resulting from the alleged “unjust enrichment” that would occur if plaintiffs are determined to own the Tropicana trademarks.  On September 8, 2010 the Company filed with the Bankruptcy Court a motion to dismiss the defendants’ complaint for failure to state a claim upon which relief may be granted and to abstain from adjudicating any portion of the complaint that is not dismissed.  The Company has also filed a motion for sanctions as we believe that the complaint in Bankruptcy Court qualifies as a frivolous filing that would support an award of sanctions and/or attorneys fees from the defendants.  On October 13, 2010, the defendants filed their opposition to our motion to dismiss and we are in the process of preparing our response.  Discovery is ongoing, and the Company therefore cannot express an opinion at this time on the outcome of the case.  See “Item 1A. Risk Factors-We are currently involved in litigation over the use of the ‘Tropicana’ name” of our Form 10, as amended.

Item 1A. Risk Factors.

A description of our risk factors can be found in “Item 1A — Risk Factors” of our Form 10, as amended.  There were no material changes to those risk factors during the nine months ended September 30, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 13, 2010, the Company completed a $50.0 million rights offering pursuant to which it issued and sold 500,000 shares of Class A Series 2 Preferred to certain of its stockholders. As part of this offering, the Company issued an additional 40,000 shares of Class A Common to purchasers in the offering who provided a “backstop” to the offering (i.e., purchased the shares of Class A Series 2 Preferred that were unsubscribed for by the other stockholders to ensure that the Company could raise a full $50.0 million from the offering). Further, the Company issued an additional 45,585 shares of Class A Series 2 Preferred to one of its stockholders, The Foothill Group, Inc. (“Foothill’), as part of the consideration payable by the Company to Foothill for providing a $60.0 million loan to the Company. In accordance with the Certificate of Designations for the Class A Preferred, the holders of two-thirds of the outstanding shares of Class A Preferred waived the anti-dilution rights of the Class A Preferred with respect to the issuance of the 40,000 shares of Class A Common in consideration of the “backstop” for the offering.

The Class A Series 2 Preferred (and associated shares of Class A Common for the “backstop”) were offered, sold and issued by the Company in private placements exempt from Section 5 of the Securities Act of 1933, as amended.

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

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

Date: November 12, 2010	By:	/s/ Alex Yemenidjian
Alex Yemenidjian
Chief Executive Officer and President