Form 10-K
period 2010-12-31
Tropicana Las Vegas Hotel & Casino, Inc.
filed 2011-02-23
CIK 1479046

Use these links to rapidly review the document

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 000-53894

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	27-0455607 (I.R.S. Employer Identification No.)
3801 Las Vegas Boulevard South Las Vegas, Nevada 89109 (Address of principal executive offices and zip code)

(702) 739-2722
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
 None

Securities registered pursuant to Section 12(g) of the Act:
 Class A Common Stock, $0.01 par value per share
(Title of class)

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark is the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☒

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the common stock held by non-affiliates (all other persons other than executive officers or directors) of the registrant as of June 30, 2010 was $0.

         As of January 31, 2011, there were 4,529,485 shares outstanding of the registrant's common stock.

Documents Incorporated by Reference

         Portions of the definitive Proxy Statement for the 2011 Annual Meeting of Stockholders, which will be filed within 120 days after the end of the fiscal year, are incorporated by reference into Part III hereof.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K contains certain "forward-looking statements," including information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources. Words such as "may," "should," "could," "would," "predicts," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes," "estimates" and similar expressions, as well as statements in future tense, identify forward-looking statements. These forward-looking statements include, without limitation, statements regarding statements with respect to our financial condition, results of operations and our business including capital improvement projects, legal proceedings and employee matters. Forward-looking statements speak only as of the date the statements are made and should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made or management's good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. You should not put undue reliance on any forward-looking statements. You should consider the areas of risk and uncertainty described above, as well as those discussed under "Item 1A. Risk Factors" in this Annual Report of Form 10-K. We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

PART I

Item 1.    Business.

Introduction

        Our company was formed in June 2009 for the purpose of owning and operating Tropicana Las Vegas Holdings, LLC and its subsidiaries, including the operations of Tropicana Las Vegas Hotel and Casino, LLC dba Tropicana Resort and Casino Las Vegas ("Tropicana Las Vegas"), in connection with the reorganization of Tropicana Entertainment Holdings, LLC ("TEH") and certain of its subsidiaries, under Chapter 11 of Title 11 of the United States Code, or the Bankruptcy Code. Our principal executive offices are located at 3801 Las Vegas Boulevard South, Las Vegas, Nevada 89109. The telephone number for our executive offices is (702)739-2722. Unless otherwise stated in this Annual Report on Form 10-K or unless the content otherwise requires, references to "we," "us," "our" or "our company" refer to the Tropicana Las Vegas Hotel and Casino, Inc. and/or its consolidated subsidiaries.

Background

        We conducted no business or operations prior to taking ownership of Tropicana Las Vegas on July 1, 2009.

  Proceedings Under Chapter 11 of the Bankruptcy Code

        On May 5, 2008, TEH together with certain of its subsidiaries, including subsidiary entities that owned and operated Tropicana Las Vegas, specifically Adamar of Nevada, Hotel Ramada of Nevada LLC, Tropicana Development Company, LLC, Tropicana Enterprises, Tropicana Las Vegas Holdings, LLC, Tropicana Las Vegas Resort and Casino, LLC, and Tropicana Real Estate Company, LLC, (collectively, the "Predecessor"), filed voluntary petitions for relief, seeking to reorganize their businesses under the provisions of Chapter 11 of the Bankruptcy Code. Pending adoption of a plan of reorganization, TEH continued to operate the Predecessor as debtors in possession under the jurisdiction and orders of the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"), and in accordance with the applicable provisions of the Bankruptcy Code. On May 5, 2009, the Bankruptcy Court entered an order confirming the First Amended Joint Plan of Reorganization of Tropicana Las Vegas Holdings, LLC and Certain of Its Debtor Affiliates under Chapter 11 of the Bankruptcy Code (the "Bankruptcy Plan"), proposed by the Predecessor. The Bankruptcy Plan was consummated and became effective on July 1, 2009. Pursuant to the Bankruptcy Plan, among other things:

  •
  our company was formed to own and operate Tropicana Las Vegas, free and clear of all liens and claims against the Predecessor other than the obligations and liabilities we specifically assumed under the Bankruptcy Plan (as described in the last bullet point below);

  •
  we issued, on a pro rata basis, 4,427,485 shares of our class A common stock, $0.01 par value per share ("Class A Common"), to holders of secured claims under a $440 million senior credit facility (the "Las Vegas Term Loan") of the Predecessor (the "Lenders"), in partial satisfaction of the Lenders' secured claims under the Las Vegas Term Loan, and we have no ongoing obligations in respect of these secured claims;

  •
  certain of the Lenders subscribed to purchase $75 million, or 750,000 shares, of our Class A Convertible Participating Preferred Stock ("Class A Preferred"), to provide operating capital for our company, and an additional 60,000 shares of Class A Common were issued to one of such Lenders on December 30, 2009 in consideration of it having provided a "backstop" to the offering (i.e., it purchased the shares of Class A Preferred that were unsubscribed for by the other Lenders to ensure that we could raise a full $75 million from the offering);

  •
  we entered into the Stockholders' Agreement, dated as of July 1, 2009, (the "Stockholders' Agreement"), with each of the Lenders as a condition to their receiving shares of Class A Common and Class A Preferred;

  •
  we issued warrants to purchase up to 664,122 shares of our class B common stock, $0.01 par value per share ("Class B Common"), to TEH (the "TE Warrant"). The TE Warrant is exercisable by TEH at any time on or prior to the earlier of (i) 5:00 pm, New York City time, on July 1, 2013, or (ii) a date on which we sell, lease, transfer or otherwise dispose of substantially all of our property, assets or business, another person or entity acquires all or substantially all of our shares of common stock or we consolidate with or merge with or into another person or entity or enter into a business combination with another person. The exercise price per share for the TE Warrant is equal to (a) $66,412,373 plus interest accrued from and after July 1, 2009 at the rate of 15% per annum, compounded annually, divided by (b) 664,122. In order to exercise the TE Warrant, TEH is required to become a party to the Stockholders' Agreement. The TE Warrant was issued as partial compensation for TEH's operation and management of Tropicana Las Vegas from the time of confirmation through the effective date of the Bankruptcy Plan;

  •
  we entered into a lease agreement, dated June 22, 2009 (the "Armenco Lease"), whereby we leased the real and non-gaming personal property of our hotel and casino, including the restaurants, lounges, retail shops and other related support facilities, and the operation thereof, to Armenco Holdings, LLC ("Armenco"), a company controlled by Mr. Alex Yemenidjian, our Chairman of the Board, Chief Executive Officer and President. Armenco was licensed to operate the Tropicana Las Vegas hotel and casino. Armenco separately acquired all of the gaming assets. Effective as of December 1, 2010, we obtained all governmental registrations, findings of suitability, licenses, qualifications, permits and approvals pursuant to the gaming laws and regulations of the State of Nevada and Clark County liquor and gaming codes necessary for us to own and operate our gaming facility directly. Armenco also transferred to us all the gaming assets of Tropicana Las Vegas for nominal consideration and the Armenco Lease was terminated as of December 1, 2010. The operation of our hotel and casino was thereafter managed by

    Trilliant Management LP ("Trilliant Management") pursuant to a management agreement, dated May 17, 2010 (the "Management Agreement"). Trilliant Management is a limited partnership that is controlled by its general partner, Trilliant Gaming Nevada, Inc. ("Trilliant Gaming"). Each of Mr. Alex Yemenidjian, Mr. Timothy Duncanson, one of our directors, and Mr. Gerald Schwartz, the chairman and controlling stockholder of Onex Corporation, owns one-third of the outstanding voting securities of Trilliant Gaming, and together Messrs. Yemenidjian, Duncanson and Schwartz own 100% of the outstanding voting securities of Trilliant Gaming; and

  •
  We assumed the obligations and liabilities of the Predecessor under the Bankruptcy Plan, specifically the obligations to pay:

  •
  allowed administrative expenses associated with the Predecessor's chapter 11 cases;

  •
  allowed priority claims asserted against the Predecessor;

  •
  allowed "cure claims" associated with the Predecessor's assumption and assignment of certain contracts in connection with the Bankruptcy Plan;

  •
  a "management fee" associated with the operation and management of Tropicana Las Vegas between the time of confirmation and the effective date of the Bankruptcy Plan; and

  •
  $400,000 in satisfaction of Predecessor's unsecured claims.

        To date we have paid (or agreed to pay) approximately $2.5 million in allowed priority and cure claims and in non-professional fee administrative expenses and, with the exception of five disputed administrative/priority claims in the aggregate asserted amount of approximately $1.3 million, we do not anticipate any material additions to such claims or expenses. Professionals employed at the expense of the bankruptcy estates of the Predecessor and other debtors have filed applications for allowance of approximately $13.0 million in professional fees and expenses against the Predecessor. We dispute and have objected to many of those applications in advance of a hearing before the Bankruptcy Court, which is scheduled for May 11, 2011, and believe that our liability in respect of such claimed professional fees and expenses will be materially less than the amounts requested, but we can give no assurance in this regard. TEH has asserted a claim of approximately $520,000 for management fees and an unliquidated contingent claim relating to alleged workers' compensation liabilities. We dispute a portion of the claimed management fee and are currently in discussions with TEH regarding a resolution. We dispute the claim in respect of workers' compensation liabilities in its entirety. We have not yet paid the $400,000 to be distributed to the Predecessor's unsecured creditors in satisfaction of their unsecured claims.

Tropicana Las Vegas Hotel and Casino

        Tropicana Las Vegas, originally developed in 1957, is located on an approximately 34-acre parcel on the "Las Vegas Strip" in Las Vegas, Nevada. Tropicana Las Vegas operates 24 hours a day, every day of the year featuring a casino, hotel, restaurants and various types of entertainment along with convention and meeting facilities and other amenities, including 2,949 parking spaces. Effective, December 1, 2010, pursuant to the Management Agreement, Trilliant Management will assist us in the management and operation of Tropicana Las Vegas. The Management Agreement provides that Trilliant Management will, among other things, have sole authority and responsibility to determine operating policy, standards of operations, quality of service, maintenance and physical appearance of Tropicana Las Vegas and any other matters affecting operations and management as well as to supervise and direct all phases of advertising, sales and business promotion for Tropicana Las Vegas. In turn, Trilliant Management will be paid a fee equal to the sum of 2% of all revenue from the operation of Tropicana Las Vegas (the "Revenue Fee") and 5% of Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") after reduction of the Revenue Fee (each as defined). As a result, we are dependent upon Trilliant Management for the successful operation of Tropicana Las Vegas.

        Casino.    Gaming amenities include a 50,000 square foot casino floor featuring approximately 727 slot machines, which includes slot and video poker machines, and 30 table games offering our guests a variety of gaming options including popular table games such as blackjack, mini-baccarat, craps and roulette. Additionally we offer a state-of-the art race and sports book, operated by a third party, providing a full suite of unique sports betting technology, including in-running sports wagering using mobile devices offered throughout Tropicana Las Vegas including bars, lounges, restaurants and the soon to open Nikki Beach Club.

        Hotel and Restaurants.    Our 1,658 room hotel currently offers 1,375 remodeled guest rooms featuring warm tones that evoke the casual luxury of a South Beach getaway. In addition to our standard guest rooms, the hotel offers many styles of suites. The hotel also offers a business center, room service, a fitness center and in-room high-speed internet access. Tropicana Las Vegas also offers guests the option of three full-service restaurants with a total of over 500 seats, including Bacio Pasta & Vino, Biscayne Steak, Sea and Wine and Café Nikki.

        Entertainment.    Tropicana Las Vegas also includes entertainment to appeal to a variety of guest preferences. The newly-opened 260 seat Brad Garrett's Comedy Club features the Emmy-award winning comedian, Brad Garrett and his hand-selected guests, both on stage and among the crowd. The Las Vegas Mob Experience is the first and only interactive exhibit of its kind featuring a history of the mafia in Las Vegas as told by first-hand accounts, holographic displays and original artifacts. Tropicana Las Vegas also offers the 870 seat Tiffany Theater which is home to former "America's Got Talent" finalist Recycled Percussion and Yesterday The Beatles Tribute. Our entertainment options for guests also include the Ambhar Lounge, which features entertainment ranging from bands to well-known DJ's from across the county. Currently, none of the shows are subject to long-term contracts, providing us flexibility in updating our entertainment contracts or planning for renovations to our entertainment venues.

        Other Amenities.    The Tropicana Las Vegas conference center features over 60,000 square feet of flexible meeting and function space able to accommodate up to 1,500 people. Additional non-gaming amenities include a wedding chapel, an indoor-outdoor swimming pool, an outdoor recreation area with individual cabanas, a pool with swim up blackjack, a water oasis and tropical garden as well as a beauty salon and barber shop.

        Capital Improvement Project.    Tropicana Las Vegas is currently undergoing a $147.0 million large-scale renovation in an effort to make the property more attractive and desirable which is critical to our competitiveness. The capital improvements are anticipated to be completed by the summer of 2011. See "Business Strategy—Capital Improvement Project" for details of the capital improvement project.

Marketing

        Our marketing efforts are targeted at both the visitor market (tourists and business travelers) primarily in California and Arizona as well as local customers. To reach our customers, we employ innovative forms of marketing, including use of major internet sites, search engine optimization and online social networks, as well as more traditional forms of marketing, including print, radio and television advertising, database marketing, hotel group sales, player development and public relations. We believe that the property's central location, with neighbors including MGM Grand Hotel & Casino, Excalibur Hotel and Casino, Luxor Hotel and Casino, Monte Carlo Resort and Casino and New York-New York Hotel and Casino, on a prime intersection collectively offering over 18,000 hotel rooms, allows us to benefit from a "cluster" effect resulting in increased pedestrian traffic, visitation and gaming play.

Environmental Matters

        Portions of Tropicana Las Vegas are known to contain asbestos as well as other environmental conditions, including the presence of mold. The environmental conditions are expected to require remediation in isolated areas. Although we have recognized a liability for these environmental conditions, the extent of such potential conditions cannot be determined definitively, and may result in additional expense in the event that additional or currently unknown conditions are detected. See "Item 1A. Risk Factors—The physical condition of, and improvements to, our property may require the remediation or abatement of certain environmental conditions."

Trademark

        We are a plaintiff in a civil action pending in the Eighth Judicial District Court in the County of Clark, Nevada, called Tropicana Las Vegas, Inc. and Hotel Ramada of Nevada, LLC v. Aztar Corporation and Tropicana Entertainment, LLC (Case No. A09595469-B). We are seeking confirmation from the court that we have the right to use the "Tropicana" name based on implied and express agreements and the application of principles of estoppel. The defendants contend that they alone have a right to use the "Tropicana" name and, further, have asserted a counterclaim that we are infringing on their purported trademark rights by using the "Tropicana" name in conducting our business. After the action was filed, the defendants removed it to the United States District Court for the District of Nevada (Case No. 2:09-cv-01488); we moved to remand the action, which motion was granted, the effect being that the case has now returned to state court. Prior to remand, on January 8, 2010, we filed a Motion For Summary Judgment in the United States District Court for the District of Nevada, where the case was then pending. The motion asserted that we are entitled to judgment as a matter of law based on historical agreements concerning the property and the name Tropicana. The defendants filed a Cross-Motion For Summary Judgment in which they asserted an exclusive right to use the "Tropicana" name based on certain federal trademark registrations purportedly assigned to Aztar Corporation in 2007. On June 10, 2010, the Court issued detailed Findings of Fact and Conclusions of Law regarding the Cross-Motion For Summary Judgment. Although the Court did not enter judgment for either us or the defendants, it found that the right to the Tropicana name vested in our predecessor-in-interest. The Court also concluded that there is a question of fact as to whether defendants are bona fide purchasers for value of trademark rights as a result of a September 2007 purported assignment of such rights from Aztar Corporation to Tropicana Entertainment, LLC. The defendants filed a motion asking the Court to reconsider its Summary Judgment ruling. We filed an Opposition to the Motion For Reconsideration and, on July 30, 2010, the Court denied the defendant's motion. We intend to expeditiously seek a trial on the remaining question of fact.

        On August 10, 2010, the defendants and other parties filed a complaint with the Bankruptcy Court in Delaware seeking (a) a declaratory judgment that the Tropicana trademarks were property of the TEH's bankruptcy estates, that the agent for the TEH "exit facility" (the loan made in connection with the TEH bankruptcy plan) has a lien on the trademarks, that the Predecessors amended bankruptcy schedules (which we filed to reflect the Predecessors interests in the trademarks) are invalid, and that the pending Nevada action violates the automatic stay of TEH's bankruptcy cases; (b) a finding that plaintiffs are in contempt of the order confirming TEH's bankruptcy plan as a result of "willfully and intentionally asserting ownership over the Tropicana Trademarks"; (c) an injunction to prevent the Nevada court from adjudicating "ownership of the Tropicana Trademarks"; and (d) damages resulting from the alleged "unjust enrichment" that would occur if plaintiffs are determined to own the Tropicana trademarks. On September 8, 2010 we filed with the Bankruptcy Court a motion to dismiss the defendants' complaint for failure to state a claim upon which relief may be granted and to abstain from adjudicating any portion of the complaint that is not dismissed. We have also filed a motion for sanctions as we believe that the complaint in Bankruptcy Court qualifies as a frivolous filing that would support an award of sanctions and/or attorneys fees from the defendants. On October 13, 2010, the defendants filed their opposition to our motion to dismiss and on October 27, 2010, we filed a response to the defendants' opposition. On October 28, 2010, the defendants requested oral argument with respect to the motion to dismiss. The Bankruptcy Court has granted such request, scheduling a hearing for February 2, 2011. That hearing was subsequently adjourned by agreement of the parties to March 22, 2011. Discovery is ongoing, and we therefore cannot express an opinion at this time on the outcome of the case. See "Item 1A. Risk Factors—Risks Related to our Business and Industry—We are currently involved in litigation over the use of the 'Tropicana' name."

Seasonality

        Customers of the Tropicana Las Vegas generally wager with cash and pay for non-gaming services with cash or credit cards, making our revenue essentially cash based (less than 10% of casino play and group-related hotel activity is conducted on a credit basis). Our net revenue, and in turn our results of operations, vary by month during the year. A variety of factors may affect the results of any interim period, including the timing of major Las Vegas conventions, the amount and timing of marketing and special events for our customers and the level of play during major holidays, including New Year's Eve. Our operating results are highly dependent on the volume of customers that visit Tropicana Las Vegas, which in turn impacts the prices we can charge for our hotel rooms and other amenities. We market to different customer segments to manage our hotel occupancy, such as targeting conventions to ensure mid-week occupancy. Our results do not depend on key individual customers, though our success in marketing to customer groups, such as convention customers, or the financial health of customer segments, such as business travelers or high-end gaming customers from a particular country or region, can impact our results.

Employees

        As of January 31, 2011, we had approximately 1,266 employees, with approximately 68% of such employees being unionized. We believe that our employees are critical to our success and we seek to foster a productive work culture. We offer our employees what we believe to be competitive salaries, as well as a benefits package that includes medical and dental coverage. We believe that we have a good working relationship with both our union and non-union employees. See "Item 1A. Risk Factors—Risks Related to Our Business and Industry—Increased labor costs, work stoppages, other labor problems and unexpected shutdowns may limit our operational flexibility and negatively impact our future profits."

Customers and Competition

        We operate in a highly competitive environment and compete against other gaming companies as well as other hospitality companies and companies that specialize in leisure and business travel.

        Tropicana Las Vegas competes with other Las Vegas hotels, resorts and casinos, including those located on the Las Vegas Strip, on the basis of overall atmosphere, range of amenities, level of service, price, location, entertainment offered, convention and meeting facilities, shopping and restaurant facilities, theme and size. Currently, there are approximately 30 major gaming properties located on or near the strip, 16 additional major gaming properties in the downtown area and additional gaming properties located in other areas of Las Vegas. Many of the competing properties have themes and attractions which draw a significant number of visitors and directly compete with our operations. Some of these facilities are operated by companies that have more than one operating facility, have greater name recognition and financial and marketing resources than us and market to the same target demographic group as we do.

        The following table provides certain historical information relating to Las Vegas gathered by the Las Vegas Convention and Visitors Authority for the preceding three years:

	Year Ended December 31,
	2010	2009	2008
Room Inventory	148,935	148,941	140,529
Visitor Volume	37,335,436	36,351,469	37,481,552
Average Daily Room Rate	$94.91	$92.93	$119.19
Total Room Nights Occupied	43,365,743	41,986,134	42,967,252
Convention Attendance	4,473,134	4,492,275	5,899,725
Gaming Revenues	$8,908,698,000	$8,833,902,000	$9,796,970,000

        The principal segments of the Las Vegas visitor market are free and independent travelers, gaming customers, convention attendees (encompassing people that attend exhibits, small meetings and corporate incentive programs) and tour and travel visitors. Our marketing strategy is aimed at attracting a mix of convention groups, tour and travel as well as free and independent visitors midweek and gaming customers and free and independent travelers on the weekend.

        In addition, Tropicana Las Vegas draws a substantial number of customers from geographic areas outside of Las Vegas, especially California and Arizona, in which there are a significant number of Native American casinos. As a result, we face significant competition from gaming venues outside the Las Vegas market, including hotel casinos in the Mesquite, Laughlin, Reno and Lake Tahoe areas of Nevada, Atlantic City, New Jersey and other parts of the United States, gaming on Native American tribal lands and gaming on cruise ships. We also compete with state-sponsored lotteries, racetracks, off-track wagering, video lottery and video poker terminals, riverboats and card parlors. In addition, online gaming, despite its illegality in the United States, is a growing sector in the gaming industry. See "Item 1A. Risk Factors—Risks Related to Our Business and Industry—We face increasing competition from gaming venues in other geographic regions, other forms of legalized gambling and online gaming."

  The Slot Machine Industry in General

        Slot machine revenue represents approximately 73% of Tropicana Las Vegas' gaming revenue. It is important that we maintain and upgrade our slot machines and systems to keep them competitive with other casinos and attractive to gaming customers. In the past, slot machine sales were dominated by International Gaming Technology ("IGT"), which commanded an approximate 75% of the market. A few other companies competed for the remaining 25%. In recent years the slot machine manufacturing industry has become significantly more competitive. It is estimated that IGT is shipping less than 50% of all new slot machines while its floor presence in casinos has fallen from 75% to 50%. Three other public gaming manufacturing companies have increased market share. Of note, WMS Industries Inc., Bally Technologies, Inc. and Aristocrat Leisure Limited all have significant market share. They all have very competitive and successful slot offerings. In addition to these three competitors, there are other providers such as the Atronic Group, Konami Digital Entertainment, Inc., Aruze Corp. and AC Coin & Slot that develop and manufacture slot machines. Currently, we have business relationships, including capital leases, participation agreements, arrangements to purchase parts, the ability to purchase conversion kits or other general interaction, with all the slot machine manufacturers or their sales representatives.

        While the cost of new slot machines has gone up to match the advances in technology, competition in the industry has driven discounting by most major manufacturers. It is not uncommon to receive discounts off the list price on the most popular slot machines. In addition, conversion kits are often available, which update slot machine software and game offerings for less than the cost of a new machine. As with most other casino companies, we are taking advantage of the conversion offerings to upgrade a significant portion of our slot machine floor. While the new slot machine technology is more expensive than in the past, it has allowed us to decrease our support staff through technology such as ticket-in, ticket-out, which returns a bar coded receipt instead of coinage. In the past, most major innovations in slot machine technology that have driven up slot machine prices have also improved revenue and profitability for casino operators.

Business Strategy

        Our company was formed with the primary purpose of owning and operating Tropicana Las Vegas. We intend to grow revenues and the profitability of our business through the execution of the following business strategies.

        Capital Improvement Project.    We believe that having facilities that are attractive and desirable to customers is critical to our competitiveness. We plan to spend approximately $147.0 million on capital improvements from July 2009 through the summer of 2011, of which $95.1 million was spent as of December 31, 2010. The capital improvements include a master plan to make Tropicana Las Vegas more attractive. Plans include the following:

  •
  a complete renovation of hotel rooms and suites to update furnishings and amenities, substantially upgrading the guest room experience;

  •
  a comprehensive casino remodel including a refurbishment of the casino floor which includes new slot machines, furnishings, carpet, new ceilings, walls and columns, table layouts, gaming chairs and other items;

  •
  the addition of the Nikki Beach nightclub and beach club to make Tropicana Las Vegas more competitive with the offerings of its competitors;

  •
  redevelopment of the pool area;

  •
  enhancement of the food and beverage facilities including remodeled and/or new bar locations on the casino floor intended to significantly improve the casino guest experience;

  •
  a complete remodel of the convention center;

  •
  a new design for outdoor signage and the façade;

  •
  a reconfiguration of the pedestrian bridge between the Tropicana Las Vegas and MGM Grand Hotel & Casino;

  •
  renovating restroom facilities throughout the property;

  •
  renovations related to notices of violations and deferred maintenance projects; and

  •
  other back-of-house improvements, upgrades to information technology systems and infrastructure upgrades.

        In addition to the projects funded under our $147.0 million capital budget, we plan the expansion and renovation of a 4,200 square foot race and sports book which offers a full suite of unique sports betting technology, including in-running sports wagering, the development of a state-of-the-art spa facility as well as the opening of the theatrical interactive environment, "The Las Vegas Mob Experience" all of which will be funded by third parties.

        Focus on Customer Service.    We continue to emphasize the importance of having a culture focused on customer service. In August 2009, we implemented leadership training for all management personnel to ensure that employees are extensively trained in their respective functional area and are able to respond immediately to customer needs. Customer satisfaction will continue to be a key basis of employee evaluation. We are continually seeking to promote and maintain an environment in which all employees feel a sense of commitment to customer service and customers feel welcome at Tropicana Las Vegas.

        Gaming Mix Targeted To Customers.    Our casino floor houses approximately 727 slot machines and 30 table games. We continually evaluate the mix of gaming machines, gaming tables and non-gaming activities we offer as we seek to satisfy the preferences of the gaming customers we target.

Nevada Gaming Regulation and Licensing

  Introduction

        Tropicana Las Vegas is subject to the laws, rules and regulations of the State of Nevada and the County of Clark, Nevada, the jurisdiction where Tropicana Las Vegas is located. The Nevada Gaming Commission (the "Nevada Commission") and the Nevada State Gaming Control Board (the "Nevada Board") are responsible for enforcing the Nevada Gaming Control Act and the regulations of the Nevada Commission (collectively, the "Nevada Act"), while the Clark County Liquor and Gaming Licensing Board (the "Clark County Board") is charged with enforcing the Clark County Code relative to gaming and liquor. (The Nevada Commission, the Nevada Board and the Clark County Board are collectively referred to as the "Nevada Gaming Authorities" and the Nevada Act and the Clark Country Code are collectively referred to as the "Nevada Gaming Laws.")

  Overview of Gaming Regulation

        The laws, rules, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy which are concerned with, among other things:

  •
  the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity;

  •
  the establishment and maintenance of responsible accounting practices and procedures;

  •
  the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal controls and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities;

  •
  the prevention of cheating and fraudulent practices; and

  •
  providing a source of state and local revenues through taxation and licensing fees.

        Changes in such laws, rules, regulations and procedures could have an adverse effect on our gaming operations.

  Casino Operational Matters Subject to Regulation

        The Nevada Act has various requirements and standards governing the operations of Tropicana Las Vegas. These items include, but are not limited to, the minimum standards by which the casino operations are to be conducted, that any activity by Tropicana Las Vegas deemed inimical to the state's public policy can subject the licensee to discipline by the Nevada Gaming Authorities, the registration of certain casino employees with the Nevada Board, the minimum accounting procedures and internal controls that are to be utilized by the casino, the minimum cash a casino must have on a daily and next business day basis, the reporting of certain loans to casino licensees, the manner in which patron disputes are addressed, the licensing of the form of business entities and the individuals associated therewith, the approval of the transfers of ownership in a licensee and its parent companies, the taxation of gaming and certain live entertainment events, the methods by which the casino games and sports wagering are conducted, the standards of the casino's surveillance system, programs to address problem gambling, the registration of certain individuals who bring customers to the casino, the testing and approval of gaming devices and certain other technology utilized by a casino and the activities that constitute crimes under the Nevada Act.

        The sale of alcoholic beverages at Tropicana Las Vegas is subject to licensing control and regulation by the Clark County Board. All liquor licenses are revocable and are not transferable. The Clark County Board has the full power to limit, condition, suspend or revoke any such license, and any such disciplinary action could, and any such revocation would, have a material adverse effect on the operations of Tropicana Las Vegas.

  Owner and Operator Licensing Requirements

        Our subsidiary, Tropicana Las Vegas, Inc. is required to be licensed by the Nevada Gaming Authorities as a nonrestricted licensee to operate our casino, which we refer to herein as a company licensee. The gaming license requires the periodic payment of fees and taxes and is not transferable. Tropicana Las Vegas, Inc., has also been licensed as a manufacturer and distributor and has been approved to share in the revenue from the operation of the race book and sports pool operated by a third party. Our subsidiary, Tropicana Las Vegas Intermediate Holdings, Inc., is also required to be registered as an intermediary company and as the sole shareholder of Tropicana Las Vegas, Inc., which we refer to as intermediary company. The company licensee and the intermediary licensee are collectively referred to as the licensed subsidiaries. The licensed subsidiaries have obtained from the Nevada Gaming Authorities the various registrations, approvals, permits, and licenses required in order to engage in gaming activities in Nevada.

  Company Registration Requirements

        Tropicana Las Vegas Hotel and Casino, Inc. is required to be registered by the Nevada Commission as a "publicly traded corporation," which we refer to herein as a registered company. We are required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information that the Nevada Commission may require. Certain of our directors, executive officers and key employees are also required to be licensed by the Nevada Gaming Authorities. Substantially all of our material loans, leases, sales of securities and similar financing transactions must be reported to, or approved by, the Nevada Gaming Authorities.

  Individual Licensing Requirements

        No person may become a stockholder of, or receive any percentage of the profits of, the licensed subsidiaries without first obtaining licenses and approvals from the Nevada Gaming Authorities. The Nevada Gaming Authorities may investigate any individual who has a material relationship to or material involvement with us to determine whether the individual is suitable or should be licensed as a business associate of a gaming licensee. Certain of our directors, executive officers, key employees and stockholders, and all officers and directors of the licensed subsidiaries, are required to file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. An applicant for licensing or an applicant for a finding of suitability must pay or must cause to be paid all the costs of the investigation.

        If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with us, we would have to sever all relationships with that person. In addition, the Nevada Commission may require us to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or questions pertaining to licensing are not subject to judicial review in Nevada.

  Consequences of Violating Gaming Laws

        If the Nevada Commission decides that we have violated the Nevada Gaming Control Act or any of its regulations, it could limit, condition, suspend or revoke our gaming license. In addition, we and the persons involved could be subject to substantial fines for each separate violation of Nevada laws, at the discretion of the Nevada Commission. Further, the Nevada Commission could appoint a supervisor to operate the gaming-related activities at Tropicana Las Vegas and, under specified circumstances, earnings generated during the supervisor's appointment (except for the reasonable rental value of the premises) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of any gaming licenses we may obtain and the appointment of a supervisor could, and revocation of any such gaming license would, have a significant negative effect on our gaming operations.

  Requirements for Voting Security Holders

        Regardless of the number of shares or other interests held, any beneficial holder of the voting securities of a registered company may be required to file an application, be investigated and have that person's suitability as a beneficial holder of voting securities determined if the Nevada Commission has reason to believe that the ownership would otherwise be inconsistent with the declared policies of the State of Nevada. If the beneficial holder of such securities who must be found suitable is a corporation, partnership, limited partnership, limited liability company or trust, it must submit detailed business and financial information including a list of its beneficial owners. The applicant must pay all costs of the investigation incurred by the Nevada Gaming Authorities in conducting any investigation.

        The Nevada Gaming Control Act requires any person who, individually or in association with others, acquires, directly or indirectly, beneficial ownership of more than 5% of the voting securities of a registered company to report the acquisition to the Nevada Commission. The Nevada Gaming Control Act requires any person who, individually or in association with others, acquires, directly or indirectly, beneficial ownership of more than 10% of a registered company's voting securities to apply to the Nevada Commission for a finding of suitability within 30 days after the Chairman of the Nevada Board mails the written notice requiring such filing. Under certain circumstances, an "institutional investor," as defined in the Nevada Gaming Control Act, which acquires more than 10%, but not more than 25%, of the registered company's voting securities may apply to the Nevada Commission for a waiver of a finding of suitability if the institutional investor holds the voting securities for investment purposes only. An institutional investor that has obtained a waiver may, in certain circumstances, own up to 29% of the voting securities of a registered company for a limited period of time and maintain the waiver. An institutional investor will not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board at directors of the registered company, a change in the corporate charter, bylaws, management, policies or operations of the registered company, or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding the registered company's voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include:

  •
  voting on all matters voted on by stockholders or interest holders;

  •
  making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and

  •
  other activities that the Nevada Commission may determine to be consistent with such investment intent.

        The Nevada Commission may, in its discretion, require the holder of any debt or nonvoting security of a registered company to file applications, be investigated and be found suitable to own the debt or nonvoting security of the registered company if the Nevada Commission has reason to believe that the ownership would otherwise be inconsistent with the declared policies of the State of Nevada.

  Consequences of Being Found Unsuitable

        Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Commission or by the Chairman of the Nevada Board, or who refuses or fails to pay the investigative costs incurred by the Nevada Gaming Authorities in connection with the investigation of its application, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any person found unsuitable and who holds, directly or indirectly, any beneficial ownership of any equity security or debt security of a registered company beyond the period of time as may be prescribed by the Nevada Gaming Commission may be guilty of a criminal offense. We will be subject to disciplinary action if, after we receive notice that a person is unsuitable to hold an equity interest or to have any other relationship with us, we:

  •
  pay that person any dividend or interest upon any securities;

  •
  allow that person to exercise, directly or indirectly, any voting right held by that person relating to our company;

  •
  pay remuneration in any form to that person for services rendered or otherwise; or

  •
  fail to pursue all lawful efforts to require the unsuitable person to relinquish such person's voting securities including, if necessary, the immediate purchase of the securities for cash at fair market value.

  Approval of Public Offerings

        A registered company may not make a public offering of its securities without the prior approval of the Nevada Commission if it intends to use the proceeds from the offering to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for those purposes or for similar transactions. Once we become a registered company, any approval that we might receive in the future relating to future offerings will not constitute a finding, recommendation or approval by any of the Nevada Board or the Nevada Commission as to the accuracy or adequacy of the offering memorandum or the investment merits of the securities. Any representation to the contrary is unlawful.

        The regulations of the Nevada Commission also provide that any entity which is not an "affiliated company," as that term is defined in the Nevada Gaming Control Act, or which is not otherwise subject to the provisions of the Nevada Gaming Control Act or regulations, that plans to make a public offering of securities intending to use such securities, or the proceeds from the sale thereof, for the construction or operation of gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes, may apply to the Nevada Commission for prior approval of such offering. The Nevada Commission may find an applicant unsuitable based solely on the fact that it did not submit such an application, unless upon a written request for a ruling, referred to as a Ruling Request, the Nevada Board Chairman has ruled that it is not necessary to submit an application.

  Approval of Changes in Control

        We must obtain prior approval of the Nevada Commission with respect to a change in control through:

  •
  merger;

  •
  consolidation;

  •
  stock or asset acquisitions;

  •
  management or consulting agreements; or

  •
  any act or conduct by a person by which the person obtains control of us.

        Entities seeking to acquire control of a registered company must satisfy the Nevada Board and Nevada Commission with respect to a variety of stringent standards before assuming control of the registered company. The Nevada Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control to be investigated and licensed as part of the approval process relating to the transaction.

  Approval of Defensive Tactics

        The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada gaming licenses or affecting registered companies that are affiliated with the operations permitted by Nevada gaming licenses may be harmful to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to reduce the potentially adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy to:

  •
  assure the financial stability of corporate gaming operators and their affiliates;

  •
  preserve the beneficial aspects of conducting business in the corporate form; and

  •
  promote a neutral environment for the orderly governance of corporate affairs.

        Approvals may be required from the Nevada Commission before we can make exceptional repurchases of voting securities above their current market price and before a corporate acquisition opposed by management can be consummated. The Nevada Gaming Control Act also requires prior approval of a plan of recapitalization proposed by a registered company's board of directors in response to a tender offer made directly to its stockholders for the purpose of acquiring control.

  Fees and Taxes

        License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which the licensed subsidiaries respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable monthly, quarterly or annually and are based upon:

  •
  a percentage of the gross revenue received;

  •
  the number of gaming devices operated; or

  •
  the number of table games operated.

        A live entertainment tax is also paid on charges for admission to any facility where certain forms of live entertainment are provided.

  Foreign Gaming Investigations

        Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with those persons, or, collectively, licensees, and who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation of the Nevada

Board of the licensee's or registrant's participation in such foreign gaming. The revolving fund is subject to increase or decrease in the discretion of the Nevada Commission. Licensees and registrants are required to comply with the reporting requirements imposed by the Nevada Gaming Control Act. A licensee or registrant is also subject to disciplinary action by the Nevada Commission if it:

  •
  knowingly violates any laws of the foreign jurisdiction pertaining to the foreign gaming operation;

  •
  fails to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations;

  •
  engages in any activity or enters into any association that is unsuitable because it poses an unreasonable threat to the control of gaming in Nevada, reflects or tends to reflect discredit or disrepute upon the State of Nevada or gaming in Nevada or is contrary to the gaming policies of Nevada;

  •
  engages in activities or enters into associations that are harmful to the State of Nevada or its ability to collect gaming taxes and fees; or

  •
  employs, contracts with or associates with a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the ground of unsuitability.

  License for Conduct of Gaming and Sale of Alcoholic Beverages

        The conduct of gaming activities and the service and sale of alcoholic beverages at Tropicana Las Vegas are subject to licensing, control and regulation by the Clark County Board. In addition to approving the licensee, the Clark County Board has the authority to approve all persons owning or controlling the stock of any business entity controlling a gaming or liquor license. All licenses are revocable and are not transferable. The Clark County Board has full power to limit, condition, suspend or revoke any license. Any disciplinary action could, and revocation would, have a substantial negative impact upon the operations of Tropicana Las Vegas.

Available Information

        We are required to file annual, quarterly and current reports and other information with the United States Securities and Exchange Commission (the "Commission"). You may read and copy any reports, statements or other information filed by us at the Commission's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Please call the Commission at 1-800-SEC-0330 for further information on the Public Reference Room. Our filings are also available to the public from commercial document retrieval services and at the web site maintained by the Commission at www.sec.gov.

        We also make available, free of charge, at our principal internet address (www.troplv.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and if applicable, amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

        Our Code of Business Conduct and Ethics includes a code of ethics for our principal executive officer and our principal accounting officer and applies to all of our employees and non-employee directors. Our Code of Business Conduct and Ethics is available on the Investor Relations section of our website at www.troplv.com.

Item 1A.    Risk Factors.

        The following risk factors should be considered carefully in addition to the other information contained in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those contained in the forward-looking statements. Factors that may cause such differences include, but are not limited to, those discussed below as well as those discussed elsewhere in this Annual Report on Form 10-K. Additional risks and uncertainties that management is not aware of or that are currently deemed immaterial may also adversely affect our business operations. If any of the following risks actually occur, our business, financial condition and results of operations could be materially and adversely affected.

Risks Related to our Business and Industry

         We have limited liquidity and capital resources, have been operating at a loss with negative cash flow and may be unable to secure additional financing for our continued operations, which could prevent us from servicing our debt obligations and may cause our business to fail.

        We have a limited amount of cash. We have been operating at a loss with negative cash flow since we commenced operations on July 1, 2009. Our ability to generate cash from operations in the future depends, in significant part, upon the state of the gaming industry in Las Vegas, which in turn depends upon a number of factors including the state of the United States economy, the amount of discretionary consumer and corporate spending in Las Vegas and the level of competition in the Las Vegas casino market. If our sources of capital are inadequate to fund our short-term or long-term liquidity requirements, including our need to service our existing debt obligations as they come due, we will attempt to procure additional financing, including debt financing or additional equity financing, to fund our operations, capital expenditures and debt service requirements. There can be no assurances that such sources of financing will be available to us on terms acceptable to us, if at all. Even if we are able to obtain such financing, if we continue to operate at a loss we may eventually be unable to service our debt obligations or continue to operate our business, in which case our stockholders may lose their investment in our company.

         Recent global economic conditions have been unprecedented and challenging and have had, and continue to have, an adverse effect on the United States financial markets and the United States economy in general, which has had, and may continue to have, a material adverse effect on the availability of credit to us and our customers and, in turn, on our business and financial performance.

        As a result of these current economic conditions, the cost and availability of credit has been, and may continue to be, adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the credit markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases cease to provide, credit to businesses and consumers. This has been particularly the case in Las Vegas, where lenders have dramatically reduced the availability of funds, and in some cases ceased to provide funds, for hotel, condominium, casino and resort development, expansion and remodeling projects. As a result of these market conditions, we may be unable to obtain debt financing or otherwise borrow funds for our business, which may adversely affect our liquidity and financial condition and impair our ability to complete needed capital improvements.

         The Las Vegas hotel, casino and resort market's sensitivity to reductions in discretionary spending, combined with the continued weakness and possible further weakening in global economic conditions that has had and may continue to have a material adverse effect on consumer and corporate spending and tourism trends, may cause a further deterioration in our business, prospects, financial condition, results of operations and cash flows.

        The current recession in the United States and ongoing global economic crisis, together with the limited availability of credit, has resulted in significant declines in discretionary consumer and corporate spending and changes in consumer preferences. Worldwide, consumers are traveling less and spending less when they do travel. Likewise, corporate spending on conventions and business development is being significantly curtailed as businesses cut their budgets. As a result, there has been a significant reduction in the amount of tourism and spending in Las Vegas. This reduction follows a long period of substantial growth in tourism and spending that fueled a dramatic expansion of the hotel, casino and resort market in Las Vegas, including significant additions to hotel room and condominium capacity, convention floor space, gaming facilities and attractions, with further additions in the pipeline as a result of large projects recently completed, such as CityCenter, that begun prior to the current economic downturn. As a consequence, the economic conditions for businesses such as the hotel, casino and resorts market in Las Vegas have been and continue to be extremely challenging and are expected to continue to be challenging until demand from consumer and corporate spenders catches up to the current increased capacity in our market. Any further declines in consumer and corporate discretionary spending or changes in consumer preferences brought about by factors such as perceived or actual general economic conditions, the current housing crisis and credit crisis, the impact of high energy and food costs, the increased costs of travel, the potential for continued bank failures, perceived or actual decreases in disposable consumer income and wealth, effects of the current recession, changes in consumer confidence in the economy and fears of war and future acts of terrorism could further reduce customer demand for the amenities and services that we offer and have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.

         Energy price increases may adversely affect our cost of operations and our revenues and the discretionary spending of our customers.

        We use significant amounts of electricity. Substantial increases in energy prices in the United States may negatively affect our operating results in the future. The extent of the impact is subject to the magnitude and duration of any energy and fuel price increases, but this impact could be material. In addition, energy and gasoline price increases for our customers could result in a decline in disposable income of potential customers and a corresponding decrease in visitation and spending at Tropicana Las Vegas, which would negatively impact our revenues.

         The Las Vegas hotel, resort and casino market in which we operate is highly competitive, and we may not have the resources needed to compete successfully or be successful in executing our marketing strategy.

        Tropicana Las Vegas competes with other Las Vegas hotels, resorts and casinos, in particular those located on the Las Vegas Strip, on the basis of overall atmosphere, range of amenities, level of service, price, location, entertainment offered, convention, shopping and restaurant facilities, theme and size. Currently, there are approximately 30 major gaming properties located on or near the Las Vegas Strip, 16 additional major gaming properties in the downtown area and additional gaming properties located in other areas of Las Vegas. Many of the competing properties have themes and attractions which draw a significant number of visitors and directly compete with our operations. Some of these facilities are owned by companies that have more than one operating facility, have greater name recognition and financial and marketing resources than us and may utilize such resources to market themselves more effectively to the same target demographic group as we do. Our ability to compete also depends, to a large extent, on our ability to successfully execute our marketing strategy, including factors such as targeting the appropriate demographic groups and utilizing forms of media with the geographic scope to successfully reach our targeted demographic groups. If we lack sufficient financial resources or liquidity to maintain the attractiveness of our facility or match the promotions, marketing and branding efforts of competitors, the number of customers at Tropicana Las Vegas may decline, which may have an adverse effect on our financial performance. See "Item 1. Business—Marketing."

        Furthermore, openings of additional major hotel casinos and high rise condos and significant expansions of existing properties containing large numbers of hotel rooms and attractions have occurred in Las Vegas recently and will put additional pressure on us to remain competitive. If we are unable to compete effectively, we could lose market share and have declining margins which could adversely affect our business and results of operations.

         We face increasing competition from gaming venues in other geographic regions, other forms of legalized gambling and online gaming.

        We face significant competition from gaming venues outside the Las Vegas market, including hotel casinos in the Mesquite, Laughlin, Reno and Lake Tahoe areas of Nevada, Atlantic City, New Jersey and other parts of the United States, gaming on Native American tribal lands and gaming on cruise ships. We also compete with state-sponsored lotteries, racetracks, off-track wagering, video lottery and video poker terminals, riverboats and card parlors. In addition, online gaming, despite its illegality in the United States, is a growing sector in the gaming industry. Online casinos offer a variety of games, including slot machines, roulette, poker and blackjack, with web-enabled technologies allowing individuals to game using credit or debit cards from any location.

        As Tropicana Las Vegas draws a substantial number of customers from certain other specific geographic areas, including California and Arizona, the availability of competing gaming venues, other forms of legalized gambling and online gaming in these and other parts of the United States has diverted some potential visitors away from Las Vegas, which has had and is expected to continue to have a negative effect on our business. In particular, we expect increasing competition from casinos operated on Native American tribal lands in California, which are permitted to operate video slot machines, blackjack and house-banked card games. The governor of California has entered into compacts with numerous tribes in California and has announced the execution of a number of new compacts with no limits on the number of gaming machines (which had been limited under the prior compacts). The federal government has also approved numerous compacts in California and casino-style gaming is now legal on those tribal lands. While the competitive impact on our operations from the continued growth of Native American gaming establishments in California remains uncertain, the proliferation of competing gaming venues in California and other areas, as well as other forms of legalized gambling and online gaming, could adversely affect our business and results of operations.

        Furthermore, several states have considered legalizing casino gaming and others may in the future. Legalization of large-scale, unlimited casino gaming in or near any major metropolitan area or increased gaming in other areas could have a material adverse economic impact on our business and results of operations by diverting our customers to competitors in those areas. In particular, the expansion of casino gaming in or near any geographic area from which we attract or expect to attract a significant number of customers could have a material adverse effect on us.

         We are undertaking a capital improvement program involving construction and renovations to, and closures of parts of, Tropicana Las Vegas, which may result in disruptions of and inconveniences to our customers and, in turn, could harm our business.

        The capital improvement program to make our facilities more attractive includes a full renovation of the hotel rooms and convention center, a refurbishment of the casino floor, the expansion and renovation of the race and sports book, redevelopment of the pool area, expansion and renovation of the showroom, enhancement of the food and beverage facilities, refurbishment of outdoor signage and the façade, and reconfiguration of the pedestrian bridge between our facility and the MGM Grand Hotel & Casino. As part of this program, we expect to close each of the two hotel towers and the pool for a period of time during the construction. While we expect our facility to remain open for business and we will seek to minimize the disruption and inconvenience to our customers during the construction and renovations, we cannot assure you that we will be successful in this regard. If customers choose not to visit our facility, including choosing to visit instead the hotel casinos of our competitors that are not under construction and renovation, our business may be harmed, both during the construction and renovation and afterwards to the extent customers decide not to return.

         We may suffer delays and/or cost overruns with respect to our capital improvement program.

        While we have attempted to estimate and budget for the costs of our capital improvement program, we cannot be certain that we will be able to complete the improvements to Tropicana Las Vegas within the planned budget. In order to achieve cost savings, we are dealing directly with subcontractors instead of a single or limited number of general contractors, which can result in the process being more complicated and difficult to manage for us as the owner and operator of Tropicana Las Vegas. We have limited experience in managing such a large capital improvement program, and there can be no assurance that we will be successful in managing the process. If we are unsuccessful, we may suffer delays and/or cost overruns. In addition, as the Tropicana Las Vegas facility is old, with some parts dating back to the 1950s, as we undertake the capital improvement program we may discover additional areas in which the facility requires renovation, refurbishment or repair that we had not anticipated and budgeted for, which could also result in delays and/or cost overruns with respect to the project.

         The physical condition of, and improvements to, our property may require the remediation or abatement of certain environmental conditions.

        Development of the land and buildings we now own dates back to the 1950's, and multiple alterations and additions have taken place throughout the history of the property. Portions of the property are known to contain asbestos, which requires abatement if disturbed. Improvements to the property are expected to require asbestos abatement in isolated areas. Other environmental conditions, including the presence of mold, are also expected to require remediation in isolated areas. We have recognized a liability for such conditions; however, the extent of potential environmental conditions cannot be determined definitively, and may result in substantial additional expense in the event that additional or currently unknown conditions are detected.

         Because we own real property, we are subject to extensive environmental regulation, which creates uncertainty regarding future environmental expenditures and liabilities.

        We may incur costs to comply with environmental requirements, such as those relating to discharges into the air, water and land, the handling and disposal of solid and hazardous waste and the cleanup of the property affected by hazardous substances, including asbestos and mold. Under these and other environmental requirements we may be required to investigate and clean up hazardous or toxic substances or chemical releases at our property. As an owner or operator, we could also be held responsible to a governmental entity or third parties for property damage, personal injury and investigation and cleanup costs incurred by them in connection with any contamination.

        These laws typically impose cleanup responsibility and liability without regard to whether the owner or operator knew of or caused the presence of the contaminants. The liability under those laws has been interpreted to be joint and several unless the harm is divisible and there is a reasonable basis for allocation of the responsibility. The costs of investigation, remediation or removal of those substances may be substantial, and the presence of those substances, or the failure to remediate a property properly, may impair our ability to use our property.

         We are entirely dependent on one property for all of our cash flow, which subjects us to greater risks than a gaming company with more operating properties.

        We do not expect to have material assets or operations other than Tropicana Las Vegas and, therefore, we are entirely dependent upon Tropicana Las Vegas for all of our cash flow. As a result, we are subject to a greater degree of risk than companies with properties in more than one location. In addition, some of our competitors with multiple operating properties are able to achieve cost savings, including through the use of centralized management, administrative and other services and superior purchasing power, which we cannot match.

         We are dependent upon Trilliant Management LP, an entity controlled by Trilliant Gaming Nevada, Inc., to operate Tropicana Las Vegas.

        The operation of Tropicana Las Vegas is managed by Trilliant Management pursuant to the Management Agreement. Trilliant Management is a limited partnership that is controlled by its general partner, Trilliant Gaming. The success of Tropicana Las Vegas and, in turn, ours, will be substantially dependent upon Trilliant Management. There can be no assurance that Trilliant Management will be successful at managing Tropicana Las Vegas or that the terms of the Management Agreement will turn out to be in our best interests.

         Trilliant Gaming controls a significant percentage of our outstanding voting securities and a conflict may arise between our interests and those of Trilliant Gaming.

        Trilliant Gaming is the general partner of Onex Armenco Gaming I LP, Onex Armenco Gaming II LP, Onex Armenco Gaming III LP, Onex Armenco Gaming IV LP, Onex Armenco Gaming V LP, Onex Armenco Gaming VI LP, Onex Armenco Gaming VII LP, Onex Armenco Gaming IX LP, Onex Armenco Gaming X LP and Onex Armenco Gaming XI LP (the "Onex Armenco Gaming Entities"). The Onex Armenco Gaming Entities, in the aggregate, own, and Trilliant Gaming has voting and investment control over, approximately 74% of our outstanding voting securities. Each of Mr. Alex Yemenidjian, our Chairman of the Board, Chief Executive Officer and President, Mr. Timothy Duncanson, one of our directors, and Mr. Gerald Schwartz, the chairman and controlling stockholder of Onex Corporation, owns one-third of the outstanding voting securities of Trilliant Gaming, and together Messrs. Yemenidjian, Duncanson and Schwartz own 100% of the outstanding voting securities of Trilliant Gaming. The only other outstanding capital stock of Trilliant Gaming is one non-voting preferred share held by Mr. Yemenidjian, which share had a subscription price of $10,000 and upon a liquidation of Trilliant Gaming is entitled to receive the subscription price plus any accrued and unpaid dividends (dividends accrue at the rate of 8% per annum). This one non-voting preferred share represents a de minimus ownership interest in and has no effect on the control of Trilliant Gaming. A stockholder agreement between Messrs. Yemenidjian, Duncanson and Schwartz sets forth the rights of each of them with respect to control of Trilliant Gaming and, in turn, our securities owned by the Onex Armenco Gaming Entities. The Onex Armenco Gaming Entities were formed by entities affiliated with Onex Corporation. Onex Corporation has itself been registered as a publicly traded company with the Nevada Commission and found suitable as a person having a material relationship with Tropicana Las Vegas Hotel and Casino, Inc.

        As a result of Trilliant Gaming's voting and investment control over our securities held by the Onex Armenco Gaming Entities, Trilliant Gaming may, among other things, exercise a controlling influence over our affairs, the election of directors and the approval of significant corporate transactions, including a merger or the sale of all or substantially all of our assets. Trilliant Gaming may have the ability to prevent any transaction that requires approval of our stockholders regardless of whether or not other stockholders believe that any such transaction is in our best interests and such other stockholders. Trilliant Gaming also controls the voting of greater than two-thirds of the outstanding shares of our Class A Preferred and Class A Series 2 Preferred ("Preferred Stock"), giving it the power to amend or waive certain provisions of the Preferred Stock, including the power to waive the anti-dilution protections thereof.

         We depend upon the continued service of our senior management team and key employees.

        Our success is substantially dependent upon the efforts and skills of our senior management team. In the event members of our senior management team or key employees were to leave us, we might not be able to find suitable replacements. We believe the loss of the services of our senior management team and key employees could have a material adverse effect on our results of operations.

         Increased labor costs, work stoppages, other labor problems and unexpected shutdowns may limit our operational flexibility and negatively impact our future profits.

        Approximately 68% of our employees are unionized. If we are unable to obtain favorable terms in or are forced to accept unfavorable changes to these collective bargaining agreements, we could face significant increases in our labor costs, which could have a material adverse effect on our business and results of operations. Union organization efforts, a prolonged dispute with our employees or a strike or work stoppage at Tropicana Las Vegas could cause disruptions in our business and our incurrence of significant additional costs. Strikes and work stoppages could also result in adverse media attention or otherwise discourage customers from visiting Tropicana Las Vegas. Any of these events could have a material adverse effect on our business, financial condition and results of operations.

         We are subject to extensive governmental regulation and taxation policies which have a material effect upon our business, financial condition and results of operations.

        Regulation by Gaming Authorities.    The ownership and operation of a gaming facility in Nevada is subject to the Nevada Gaming Laws and we will be subject to such laws upon our maintaining all necessary governmental registrations, findings of suitability, licenses, qualifications, permits and approvals to operate Tropicana Las Vegas. The laws, regulations and ordinances requiring these licenses, permits and other approvals generally relate to the responsibility, financial stability and character of the owners and managers of gaming operations, as well as persons financially interested or involved in gaming operations. The scope of the approvals required to open and operate a gaming facility is extensive.

        The Nevada Gaming Authorities will have broad powers to request detailed financial and other information and to limit, condition, suspend or revoke a registration, gaming license or related approval. Substantial fines or forfeiture of assets for violations of gaming laws or regulations may be levied. The suspension of any license or the levy of substantial fines or forfeiture of assets could, and the revocation of any gaming license would, significantly harm our business, financial condition and results of operations. Furthermore, compliance costs associated with gaming laws, regulations and licenses are significant.

        Potential Changes in Legislation and Regulation.    From time to time, legislators and special interest groups propose legislation that would expand, restrict or prevent gaming operations in Nevada. Further, from time to time, various legislation and referenda are considered or enacted, such as bans on smoking in casinos and other entertainment and dining facilities, which could adversely affect our operations. Any restriction on or prohibition relating to our gaming operations or enactment of other adverse legislation or regulatory changes applicable to our business or gaming licenses could require us to make substantial expenditures or otherwise negatively affect our gaming operations and have a material adverse effect on our business, prospects and results of operations.

        Taxation and Fees.    The casino entertainment industry represents a significant source of tax revenue to Nevada. Gaming companies are currently subject to significant state and local taxes and fees in addition to federal income taxes, and such taxes and fees could increase at any time. From time to time, various state and federal legislators and officials have proposed changes in tax laws, or in the administration of such laws, including increases in tax rates, which would affect the industry. Worsening economic conditions could intensify the efforts of state and local governments to raise revenues through increases in gaming taxes and fees. In addition, state or local budget shortfalls could prompt tax or fee increases. Any material increase in assessed taxes, or the adoption of additional taxes or fees in Nevada, could have a material adverse effect on our financial results.

        Compliance With Other Laws.    We are also subject to a variety of other rules and regulations, including zoning, environmental, construction and land-use laws, laws governing our relationship with our employees in such areas as minimum wage and maximum working hours, overtime, working conditions, hiring and firing employees and work permits and regulations governing the preparation and sale of food and beverages, including alcoholic beverages. Failure to comply with these laws could have a material adverse effect on our business, financial condition or results of operations. Also, our ability to remodel, refurbish or add to our property may be dependent upon our obtaining necessary building permits from local authorities. The failure to obtain any of these permits could adversely affect our ability to increase revenues and net income through capital improvements of our property.

         The denial of a license or a finding of unsuitability by the Nevada Gaming Authorities may result in criminal or disciplinary action.

        Any person who fails or refuses to apply for a finding of suitability or a license within the period prescribed after being advised by Nevada Gaming Authorities that such person is required to do so may be denied a license or found unsuitable or unqualified. Any holder of securities that is found unsuitable or unqualified or is denied a license, and who holds, directly or indirectly, any beneficial ownership of a gaming entity's securities beyond such period of time as may be prescribed by the Nevada Gaming Authorities, may be guilty of a criminal offense. Furthermore, a gaming entity may be subject to disciplinary action if, after receiving notice that a person is unsuitable to be a holder of securities or to have any other relationship with such gaming entity or any of its subsidiaries, such gaming entity:

  •
  pays that person any dividend or interest upon the securities;

  •
  allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person;

  •
  pays remuneration in any form to that person for services rendered or otherwise; or

  •
  fails to pursue all lawful efforts to require such unsuitable person to relinquish the securities.

        In the event that disqualified holders fail to divest themselves of such securities, the Nevada Gaming Authorities have the power to revoke or suspend the casino license or licenses related to the regulated entity that issued the securities. The Nevada Gaming Authorities may also require that suppliers of certain goods and services to gaming industry participants be licensed and that we purchase and lease gaming equipment, supplies and services only from such licensed suppliers. Finally, the Nevada Gaming Authorities may also, among other things, limit, condition, suspend, or revoke a gaming license or approval to own an entity or joint venture interest of any of our operations for any cause deemed reasonable by such licensing authority. If the Tropicana Las Vegas were to violate any applicable gaming laws, our gaming licenses could be limited, conditioned, suspended, or revoked by the Nevada Gaming Authorities, and we and any other persons involved could be subject to substantial fines.

         We may incur increased costs in connection with the rejection of certain pre-petition contracts.

        Pursuant to the Bankruptcy Plan, the Predecessor rejected a number of pre-petition contracts with their vendors. As we rebuild our business, we will need to replace many of these vendors. We may be unable to find replacement vendors, and the services that we require may not be available on similar terms or at all. Vendors may also be required to undergo a suitability investigation. Any inability to replace necessary vendors could materially adversely affect our business, financial condition and results of operations.

         We may face potential successor liability.

        As the acquirer of certain assets of the Predecessor, we may be subject to certain liabilities of the Predecessor notwithstanding confirmation and effectiveness of the Bankruptcy Plan. While remote, such liabilities conceivably might arise in a number of circumstances, including those where:

  •
  a creditor of the Predecessor did not receive proper notice of the pendency of the bankruptcy case relating to the Bankruptcy Plan or the deadline for filing claims therein;

  •
  the injury giving rise to, or source of, a creditor's claim did not manifest itself in time for the creditor to file the creditor's claim;

  •
  a creditor did not timely file the creditor's claim in such bankruptcy case due to excusable neglect;

  •
  we are liable for the Predecessor's tax liabilities under a federal and/or state theory of successor liability; or

  •
  the order of confirmation for the Bankruptcy Plan was procured by fraud.

        Although we have no reason to believe that we will become subject to liabilities of the Predecessor that are not provided for in the Bankruptcy Plan, we would vigorously contest any effort to make us subject to such liabilities. If we should become subject to such liabilities, it could materially adversely affect our business, financial condition and results of operations. By listing above potential circumstances under which an entity may seek to hold us liable for obligations of the Predecessor, we do not concede that we would become liable even in such circumstances, and nothing herein is an admission or waiver of any sort in this regard.

         We may face substantial administrative liabilities.

        In the Bankruptcy Plan we assumed certain obligations and liabilities of the Predecessor, particularly liabilities in respect of post-bankruptcy petition administrative expenses. To date we have paid (or agreed to pay) approximately $2.5 million in allowed priority and cure claims and in non-professional fee administrative expenses and, with the exception of five disputed administrative/priority claims in the aggregate asserted amount of approximately $1.3 million, we do not anticipate any material additions to such claims or expenses. Professionals employed at the expense of the bankruptcy estates of the Predecessor and other debtors have filed applications for allowance of approximately $13.0 million in professional fees and expenses against the Predecessor. We dispute and have objected to many of those applications in advance of a hearing before the Bankruptcy Court, which is scheduled for May 11, 2011, and believe that our liability in respect of such claimed professional fees and expenses will be materially less than the amounts requested, but we can give no assurance in this regard. TEH, former ultimate owner of Tropicana Las Vegas, has asserted a claim of approximately $520,000 for management fees and an unliquidated contingent claim relating to alleged workers' compensation liabilities. We dispute a portion of the claimed management fee and currently are in discussions with TEH regarding a resolution. We dispute the claim in respect of workers' compensation liabilities in its entirety. We have not yet paid the $400,000 to be distributed to the Predecessors unsecured creditors in satisfaction of their unsecured claims. However, no assurance can be given that the claims asserted will be ultimately disallowed or will not have a material adverse impact on us.

         We are currently involved in litigation over the use of the "Tropicana" name.

        We are a plaintiff in a civil action pending in the Eighth Judicial District Court in the County of Clark, Nevada, called Tropicana Las Vegas, Inc. and Hotel Ramada of Nevada, LLC v. Aztar Corporation and Tropicana Entertainment, LLC (Case No. A09595469-B). We are seeking confirmation from the court that we have the right to use the "Tropicana" name based on implied and express agreements and the application of principles of estoppel. The defendants contend that they alone have a right to use the "Tropicana" name and, further, have asserted a counterclaim that we are infringing on their purported trademark rights by using the "Tropicana" name in conducting our business. After the action was filed, the defendants removed it to the United States District Court for the District of Nevada (Case No. 2:09-cv-01488); we moved to remand the action, which motion was granted, the effect being that the case has now returned to state court. Prior to remand, on January 8, 2010, we filed a Motion For Summary Judgment in the United States District Court for the District of Nevada, where the case was then pending. The motion asserted that we are entitled to judgment as a matter of law based on historical agreements concerning the property and the name Tropicana. The defendants filed a Cross-Motion For Summary Judgment in which they asserted an exclusive right to use the "Tropicana" name based on certain federal trademark registrations purportedly assigned to Aztar Corporation in 2007. On June 10, 2010, the Court issued detailed Findings of Fact and Conclusions of Law regarding the Cross-Motion For Summary Judgment. Although the Court did not enter judgment for either us or the defendants, it found that the right to the Tropicana name vested in our predecessor-in-interest. The Court also concluded that there is a question of fact as to whether defendants are bona fide purchasers for value of trademark rights as a result of a September 2007 purported assignment of such rights from Aztar Corporation to Tropicana Entertainment, LLC. The defendants filed a motion asking the Court to reconsider its Summary Judgment ruling. We filed an Opposition to the Motion For Reconsideration and, on July 30, 2010, the Court denied the defendant's motion. We intend to expeditiously seek a trial on the remaining question of fact.

        On August 10, 2010, the defendants and other parties filed a complaint with the Bankruptcy Court in Delaware seeking (a) a declaratory judgment that the Tropicana trademarks were property of the TEH's bankruptcy estates, that the agent for the TEH "exit facility" (the loan made in connection with the TEH bankruptcy plan) has a lien on the trademarks, that the Predecessors amended bankruptcy schedules (which we filed to reflect the Predecessors interests in the trademarks) are invalid, and that the pending Nevada action violates the automatic stay of TEH's bankruptcy cases; (b) a finding that plaintiffs are in contempt of the order confirming TEH's bankruptcy plan as a result of "willfully and intentionally asserting ownership over the Tropicana Trademarks"; (c) an injunction to prevent the Nevada court from adjudicating "ownership of the Tropicana Trademarks"; and (d) damages resulting from the alleged "unjust enrichment" that would occur if plaintiffs are determined to own the Tropicana trademarks. On September 8, 2010 we filed with the Bankruptcy Court a motion to dismiss the defendants' complaint for failure to state a claim upon which relief may be granted and to abstain from adjudicating any portion of the complaint that is not dismissed. We have also filed a motion for sanctions as we believe that the complaint in Bankruptcy Court qualifies as a frivolous filing that would support an award of sanctions and/or attorneys fees from the defendants. On October 13, 2010, the defendants filed their opposition to our motion to dismiss and on October 27, 2010, we filed a response to the defendants' opposition. On October 28, 2010, the defendants requested oral argument with respect to the motion to dismiss. The Bankruptcy Court has granted such request, scheduling a hearing for February 2, 2011. That hearing was subsequently adjourned by agreement of the parties to March 22, 2011.

        In the event that the court were to decide that we do not have the right to use the "Tropicana" name in conducting our business, we would be required to license the name or re-name and re-brand Tropicana Las Vegas. We are unable to estimate how much any such license of the "Tropicana" name would cost, or even if it would be available to us. If we were required to re-name and re-brand our hotel and casino, we would incur undetermined additional direct costs such as replacing signage for the property, revising marketing materials, websites, stationary and the like and undertaking, to the extent we determine that it is worth the cost, a marketing campaign or other additional marketing expenditures to generate public awareness of, and interest in, a new name and brand. We may also suffer lost revenue, the amount of which we are unable to predict, to the extent the loss of the "Tropicana" name, which has been continuously associated with our hotel and casino for over 50 years as part of the historic Las Vegas Strip, causes customers to take their business to one of our competitors, and we cannot be certain that any marketing campaign or other marketing expenditures we undertake for a new name and brand will generate sufficient additional business from customers to offset any such loss in revenue. As a result, an adverse decision in this litigation could have a material adverse effect on our business, financial condition and results of operations.

        In addition, we are, from time to time and during the normal course of business, subject to various litigation claims and legal disputes, including contract, lease, employment and regulatory claims as well as claims made by visitors to Tropicana Las Vegas. Certain litigation claims may not be covered entirely by our insurance policies, or at all, or our insurance carriers may seek to deny coverage. In addition, litigation claims can be expensive to defend and may divert the attention of our management from the operation of Tropicana Las Vegas. Further, litigation involving visitors to Tropicana Las Vegas, even if without merit, can attract adverse media attention. As a result, litigation can have a material adverse effect on our business. We cannot predict the outcome of any action, and it is possible that adverse judgments or settlements could have a material adverse effect on our business, financial condition and results of operations.

         The concentration and evolution of the slot machine manufacturing industry could impose additional costs on us.

        A majority of Tropicana Las Vegas's gaming revenue is attributable to slot machines. It is important, for competitive reasons, that we offer the most popular and technologically advanced slot machine games to our customers. We believe that a substantial majority of the slot machines sold in the United States in recent years were manufactured by a limited number of companies. A deterioration in our commercial arrangements with any of these slot machine manufacturers could result in our being unable to acquire the slot machines desired by our customers, or could result in manufacturers significantly increasing the cost of these machines. Alternatively, significant industry demand for new slot machines may result in our being unable to acquire the desired number of new slot machines or result in manufacturers increasing the cost of these machines. The inability to obtain new and up-to-date slot machine games could impair Tropicana Las Vegas's competitive position and result in decreased gaming revenues. In addition, increases in the costs associated with acquiring slot machine games could adversely affect our profitability.

        In recent years, the prices of new slot machines have risen more rapidly than the domestic rate of inflation. Furthermore, in recent years, slot machine manufacturers have frequently refused to sell slot machines featuring the most popular games, instead requiring gaming operators to execute participation lease arrangements in order for them to be able to offer such machines to customers. Participation slot machine leasing arrangements typically require the payment of a fixed daily rental fee. Such agreements may also include a percentage payment to the manufacturer of "coin-in" or "net win." Generally, a slot machine participation lease is more expensive over the long term than the cost of purchasing a new slot machine. We have slot machine participation leases at Tropicana Las Vegas.

        For competitive reasons, we may be forced to purchase new, more contemporary slot machines or enter into participation lease arrangements that are more expensive than the costs currently associated with the continued operation of our existing slot machines. If the newer slot machines do not result in sufficient incremental revenues to offset the increased investment and participation lease costs, our profitability could be adversely affected.

         Our results of operations and financial condition could be materially and adversely affected by the occurrence of natural disasters or other catastrophic events, including war and terrorism, that have a negative effect on travel and leisure expenditures by consumers and on corporate spending on conventions and business development.

        Catastrophic events such as terrorist and war activities in the United States and elsewhere have had a negative effect on travel and leisure expenditures, including lodging, gaming (in some jurisdictions) and tourism by consumers and on corporate spending on conventions and business development. In addition, any man-made or natural disasters in or around Nevada, or the areas from which we draw customers for Tropicana Las Vegas, could reduce the number of visitors to Las Vegas. For example, earthquakes are common in California, the Nevada gaming industry's primary feeder market, and the severity of any such natural disasters is unpredictable. Any such events could have a significant adverse effect on our business, prospects, financial condition and results of operations.

         We may not have or be able to obtain sufficient insurance coverage to replace or cover the full value of losses we may suffer.

        We evaluate our risks and insurance coverage annually. While we believe we have obtained sufficient insurance coverage with respect to the occurrences of casualty damage to cover losses that could result from the acts or events described above for the next year, we may not be able to obtain sufficient or similar insurance for later periods and we cannot predict whether we will encounter difficulty in collecting on any insurance claims that may be submitted, including claims for business interruption.

        In addition, while we maintain insurance against many risks to the extent and in amounts that we believe are reasonable, these policies do not cover all risks. Furthermore, portions of our business are difficult or impracticable to insure. Therefore, after carefully weighing the costs, risks and benefits of retaining versus insuring various risks, as well as the availability of certain types of insurance coverage, we occasionally opt to retain certain risks not covered by insurance policies. Retained risks are associated with deductible limits, partial self-insurance programs and insurance policy coverage ceilings.

        As an example, we carry certain insurance policies that, in the event of certain substantial losses, may not be sufficient to pay the full current market value or current replacement cost of damaged property. As a result, if a significant event were to occur that is not fully covered by an insurance policy, we may lose all, or a portion of, the capital we have invested in our property, as well as the anticipated future revenue from such property, and our financial condition and results of operations could be adversely affected. Consequently, uninsured losses may negatively affect our financial condition, liquidity and results of operations. There can be no assurance that we will not face uninsured losses pertaining to the risks that have been retained.

Risks Related to our Securities

         There is currently no public market for our securities, a public market may not develop in the future and state gaming laws may affect marketability of shares of our capital stock.

        None of our securities are listed on any national securities exchange. There is currently no public market for any of our securities, and a public trading market may not develop in the future. If a market for any of our securities were to develop, the liquidity of any such market would depend, among other things, upon the number of holders of our securities, our financial performance and the market for similar securities. We cannot predict whether an active trading market will develop, or if a market develops, what the liquidity or pricing characteristics of that market will be. In addition, Nevada Gaming Laws regulate the transfer of securities of gaming companies. These restrictions on marketability may limit our stockholders' ability to sell their shares and, if sold, the prices they may receive for those shares.

         We have not paid dividends in the past, and do not plan to pay dividends in the future, on shares of our common stock.

        We do not plan to pay any dividends or make any distributions on shares of our common stock in the foreseeable future. Therefore, you should not expect to receive any dividend income in the foreseeable future from shares of our common stock.

         We are required to pay cumulative dividends on our shares of Preferred Stock, which will reduce the amount of cash available to us for our operations or, if we do not pay the dividends and the shares of Preferred Stock are converted into shares of our common stock, will result in dilution to holders of shares of our common stock.

        Dividends on shares of our Preferred Stock accrue at a rate of 12.5% per annum, payable semi-annually in arrears. These dividends are cumulative. Payment of these dividends will reduce the amount of cash available to us for our operations. If for any reason our board of directors does not declare a dividend on the Preferred Stock for a particular dividend period, or if our board of directors declares less than a full dividend, we will remain obligated to pay the unpaid portion of the dividend for that period and the unpaid dividend will compound on each subsequent dividend date (meaning that dividends for future dividend periods will accrue on any unpaid dividend amounts for prior dividend periods). If there are unpaid dividends on our shares of Preferred Stock at a time when shares of our Preferred Stock are converted to shares of our common stock, the conversion price for the Preferred Stock is adjusted such that additional shares of our common stock will be issuable upon conversion of the Preferred Stock, which would result in dilution to holders of shares of our common stock.

Risks Related to our Indebtedness

         Our indebtedness could adversely affect our business, financial condition and result of operations and prevent us from fulfilling our obligations under the terms of the indebtedness.

        Our indebtedness could adversely affect our business, financial condition and results of operations and prevent us from fulfilling our obligations under the terms of our indebtedness. The terms of the Credit Agreement require us to maintain a minimum total debt to EBITDA ratio which may restrict our flexibility. Additional covenants may place restrictions on our ability to incur additional indebtedness; create liens on assets; engage in mergers and consolidations; sell assets; pay dividends or make distributions; engage in certain transactions with affiliates; and make investments. Additionally there may be factors beyond our control that could affect our ability to meet debt service requirements such as our future performance, our ability to sustain sales conditions in the market in which we operate, the economy in general and other factors beyond our control. We can provide no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available in amounts sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. Moreover, we may need to refinance all or a portion of our indebtedness on or before maturity. We cannot make assurances that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. If we are unable to make scheduled debt payments or comply with the provisions of our debt instruments, our lenders will be permitted under certain circumstances to accelerate the maturity of our indebtedness owing to them and exercise other remedies provided for in those instruments and under applicable law.

Item 1B.    Unresolved Staff Comments.

        Not applicable.

Item 2.    Properties.

        We own approximately 34 acres of land where Tropicana Las Vegas is located. Tropicana Las Vegas is a 1,658 room hotel that currently offers 1,375 remodeled hotel rooms and a 50,000 square foot casino floor featuring approximately 727 slot machines and 30 gaming tables.

Item 3.    Legal Proceedings.

        Pursuant to the Bankruptcy Plan, we have assumed certain obligations and liabilities of the Predecessor, particularly liabilities in respect of post-bankruptcy petition administrative expenses. As of December 31, 2010, we have paid (or agreed to pay) approximately $2.5 million in allowed priority and cure claims and in non-professional fee administrative expenses and, with the exception of five disputed administrative/priority claims in the aggregate asserted amount of approximately $1.3 million, we do not anticipate any material additions to such claims or expenses. Professionals employed at the expense of the bankruptcy estates of the Predecessor and other debtors have filed applications for allowance of approximately $13.0 million in professional fees and expenses against the Predecessor. We dispute and have objected to many of those applications in advance of a hearing before the Bankruptcy Court, which is scheduled for May 11, 2011, and believe that our liability in respect of such claimed professional fees and expenses will be materially less than the amounts requested, but we can give no assurance in this regard. TEH has asserted a claim of approximately $520,000 for management fees and an unliquidated contingent claim relating to alleged workers' compensation liabilities. We dispute a portion of the claimed management fee and are currently in discussions with TEH regarding a resolution. We dispute the claim in respect of workers' compensation liabilities in its entirety. However, no assurance can be given that the claims asserted will be ultimately disallowed or will not have a material adverse impact on the Company.

        We are a plaintiff in a civil action pending in the Eighth Judicial District Court in the County of Clark, Nevada, called Tropicana Las Vegas, Inc. and Hotel Ramada of Nevada, LLC v. Aztar Corporation and Tropicana Entertainment, LLC (Case No. A09595469-B). We are seeking confirmation from the court that we have the right to use the "Tropicana" name based on implied and express agreements and the application of principles of estoppel. The defendants contend that they alone have a right to use the "Tropicana" name and, further, have asserted a counterclaim that we are infringing on their purported trademark rights by using the "Tropicana" name in conducting our business. After the action was filed, the defendants removed it to the United States District Court for the District of Nevada (Case No. 2:09-cv-01488); we moved to remand the action, which motion was granted, the effect being that the case has now returned to state court. Prior to remand, on January 8, 2010, we filed a Motion For Summary Judgment in the United States District Court for the District of Nevada, where the case was then pending. The motion asserted that we are entitled to judgment as a matter of law based on historical agreements concerning the property and the name Tropicana. The defendants filed a Cross-Motion For Summary Judgment in which they asserted an exclusive right to use the "Tropicana" name based on certain federal trademark registrations purportedly assigned to Aztar Corporation in 2007. On June 10, 2010, the Court issued detailed Findings of Fact and Conclusions of Law regarding the Cross-Motion For Summary Judgment. Although the Court did not enter judgment for either us or the defendants, it found that the right to the Tropicana name vested in our predecessor-in-interest. The Court also concluded that there is a question of fact as to whether defendants are bona fide purchasers for value of trademark rights as a result of a September 2007 purported assignment of such rights from Aztar Corporation to Tropicana Entertainment, LLC. The defendants filed a motion asking the Court to reconsider its Summary Judgment ruling. We filed an Opposition to the Motion For Reconsideration and, on July 30, 2010, the Court denied the defendant's motion. We intend to expeditiously seek a trial on the remaining question of fact.

        On August 10, 2010, the defendants and other parties filed a complaint with the Bankruptcy Court in Delaware seeking (a) a declaratory judgment that the Tropicana trademarks were property of the TEH's bankruptcy estates, that the agent for the TEH "exit facility" (the loan made in connection with the TEH bankruptcy plan) has a lien on the trademarks, that the Predecessors amended bankruptcy schedules (which we filed to reflect the Predecessors interests in the trademarks) are invalid, and that the pending Nevada action violates the automatic stay of TEH's bankruptcy cases; (b) a finding that plaintiffs are in contempt of the order confirming TEH's bankruptcy plan as a result of "willfully and intentionally asserting ownership over the Tropicana Trademarks"; (c) an injunction to prevent the Nevada court from adjudicating "ownership of the Tropicana Trademarks"; and (d) damages resulting from the alleged "unjust enrichment" that would occur if plaintiffs are determined to own the Tropicana trademarks. On September 8, 2010 we filed with the Bankruptcy Court a motion to dismiss the defendants' complaint for failure to state a claim upon which relief may be granted and to abstain from adjudicating any portion of the complaint that is not dismissed. We have also filed a motion for sanctions as we believe that the complaint in Bankruptcy Court qualifies as a frivolous filing that would support an award of sanctions and/or attorneys fees from the defendants. On October 13, 2010, the defendants filed their opposition to our motion to dismiss and on October 27, 2010, we filed a response to the defendants' opposition. On October 28, 2010, the defendants requested oral argument with respect to the motion to dismiss. The Bankruptcy Court has granted such request, scheduling a hearing for February 2, 2011. That hearing was subsequently adjourned by agreement of the parties to March 22, 2011. Discovery is ongoing, and we therefore cannot express an opinion at this time on the outcome of the case. See "Item 1A. Risk Factors—Risks Related to Our Business and Industry—We are currently involved in litigation over the use of the 'Tropicana' name".

Item 4.    (Removed and Reserved).

 Part II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

        All of our outstanding common stock is privately held and there is no established public trading market for our common stock.

Holders

        As of February 11, 2011, there were 57 holders of our common stock.

Dividends

        Holders of shares of our common stock are entitled to receive dividends only when, as and if approved by our board of directors from funds legally available for the payment of dividends, after payment of dividends on our outstanding series of preferred stock. We have not paid, and do not anticipate paying in the foreseeable future, any dividends on our common stock.

Securities authorized for issuance under equity compensation plans

        Information regarding our securities authorized for issuance under equity compensation plans will be included in Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," of this Annual Report on Form 10-K and is incorporated herein by reference from our definitive proxy statement relating to our 2011 Annual Meeting of Stockholders.

Item 6.    Selected Financial Data.

        On July 1, 2009, we obtained ownership and operational control of Tropicana Las Vegas Holdings, LLC and its subsidiaries (the "Predecessor"), including the operations of Tropicana Las Vegas Hotel and Casino, LLC dba Tropicana Resort and Casino Las Vegas ("Tropicana Las Vegas"), from Tropicana Entertainment Holdings, LLC, ("TEH"), in connection with the Bankruptcy Plan. See "Item 1. Background—Proceedings Under Chapter 11 of the Bankruptcy Code." Tropicana Las Vegas was owned and operated by TEH for the period from January 3, 2007 to June 30, 2009. Prior to January 3, 2007, Tropicana Las Vegas was owned and operated by Aztar Corporation through its subsidiary Hotel Ramada of Nevada. The following selected consolidated financial data presents the financial results of our company for the year ended December 31, 2010 and for the period from July 1, 2009 through December 31, 2009 and Tropicana Las Vegas for the six months ended June 30, 2009 and the years ended December 31, 2008, 2007 and 2006.

        The selected consolidated financial data presented below as of and for the year ended December 31, 2010, the period from July 1, 2009 to December 31, 2009 (the "Successor Period"), and the period then ended and the period for the six months ended June 30, 2009, (the "Predecessor Period"), and as of and for the years ended December 31, 2008, 2007 and 2006 have been derived from our and the Predecessor's audited financial statements which, except for 2007 and 2006, are contained elsewhere in this Annual Report on Form 10-K. The selected financial data set forth below is qualified in its entirety by, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our and the Predecessor's consolidated financial statements, the notes thereto and other financial and statistical information included elsewhere in this Annual Report on Form 10-K. As a result of the application of fresh-start reporting in accordance with accounting guidance on reorganizations, the financial statements of the Predecessor for the periods prior to July 1, 2009 are not comparable to our financial statements for the periods on or after July 1, 2009.

	Successor		Predecessor
		Six Months Ended December 31, 2009(a)	Six Months Ended June 30, 2009(b)	Year Ended December 31,
	Year Ended December 31, 2010
				2008(b)	2007(b)	2006(c)
	(in thousands, except per share date)		(in thousands)
Income Statement Data:
Net revenues	$54,184	$33,551	$43,894	$118,383	$156,848	$162,879
Operating (loss) income	(42,893)	(19,024)	(433,651)	(216,993)	36,679	32,062
Net (loss) income	(43,820)	(18,988)	(308,261)	(162,226)	(5,573)	8,782
Loss per common share	(9.70)	(4.29)
Balance Sheet Data (as of period end):
Total assets	$345,972	$308,950	$875,056	$1,287,249	$1,508,526	$221,129
Total debt	29,333	2,320	440,512	440,000	440,000	—
Total stockholders'/member's equity	296,765	286,012	362,610	670,871	833,097	113,879

(a)
Reflects the results of our company from July 1, 2009 through December 31, 2009.

(b)
Reflects the results of Tropicana Las Vegas Holdings, LLC and its subsidiaries.

(c)
Reflects the results of Hotel Ramada of Nevada.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

  Overview

        Our primary business is the ownership and operation of Tropicana Las Vegas which offers casino gaming, hotel accommodations, dining, entertainment, retail shopping and other resort amenities. Tropicana Las Vegas is a hotel casino property conveniently located at the corner of Tropicana Avenue and Las Vegas Boulevard on the Las Vegas Strip. Our property includes a 1,658 room hotel that currently offers 1,375 remodeled hotel rooms and suites, a 50,000 square foot casino floor, three restaurants, several lounges, two entertainment venues and more than 60,000 square feet of flexible convention and meeting space.

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

        Capital Improvement Project.    The following items have been completed as part of the $147.0 million capital improvement project which began in July 2009:

  •
  the renovation of over 1,300 rooms and suites which included updating furnishings and amenities, substantially upgrading the guest room experience;

  •
  a comprehensive casino remodel including a refurbishment of the casino floor which includes new slot machines, furnishings, carpet, new ceilings, wall and columns, table layouts, gaming chairs and other items;

  •
  a reconfiguration of the pedestrian bridge between Tropicana Las Vegas and MGM Grand Hotel & Casino allowing guests to enter the property directly into our new race and sports book:

  •
  opening of Café Nikki, a three meal restaurant which offers American cuisine and flavors inspired by international dishes;

  •
  a complete remodel of the convention center;

  •
  redevelopment of the pool area; and

  •
  the enhancement of the food and beverage facilities including remodeled and/or new bar locations on the casino floor intended to significantly improve the casino guest experience.

        The capital improvement project will also include the following which are expected to be completed in phases through the summer of 2011:

  •
  Club Nikki and Nikki Beach Club are anticipated to open in spring 2011. Club Nikki will feature 15,000 square feet of dance floor and ultra lounge leading guests to the iconic outdoor Nikki Beach Club which includes Café Nikki with an outdoor café and bar;

  •
  South Beach Market Place is anticipated to open in spring 2011, providing guests with a selection of casual dining experiences;

  •
  a poker room anticipated to open in spring 2011;

  •
  a new design for outdoor signage and the façade;

  •
  renovating restroom facilities throughout the property;

  •
  renovations related to notices of violations and deferred maintenance projects; and

  •
  other back-of-house improvements, upgrades to information technology systems and infrastructure upgrades.

        In addition to the projects funded under our $147.0 million capital budget, we plan the expansion and renovation of a 4,200 square foot race and sports book which offers a full suite of unique sports betting technology, including in-running sports wagering, the development of a state-of-the-art spa facility as well as the opening of the theatrical interactive environment, "The Las Vegas Mob Experience" all of which will be funded by third parties.

        While we expect Tropicana Las Vegas to remain open during the duration of the capital improvement project, the construction and renovation process has resulted in the closure of sections of our casino floor, hotel rooms and food and beverage facilities resulting in disruption and inconvenience to our customers. Although we will seek to minimize such disruption and inconvenience to our customers, we have experienced, and may continue to experience, a reduction in revenues as a result.

        Management Agreement.    Effective December 1, 2010, we received all licenses and approvals necessary to operate our hotel and casino resulting in the termination of the Armenco Lease and the management of our hotel and casino by Trilliant Management LP ("Trilliant Management") under the terms of the Management Agreement. The Management Agreement has a term of ten years and calls for a fee equal to the sum of 2% of all revenue from the operation of Tropicana Las Vegas (the "Revenue Fee") and 5% of Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") after reduction of the Revenue Fee (each as defined).

        Credit Agreement.    In March 2010, we entered into a $60.0 million credit agreement (the "Credit Agreement") comprised of a $50.0 million revolving credit facility (the "Revolver") and a $10.0 million delayed draw term loan (the "Term Loan"). The maturity date for the Credit Agreement is March 2014. Proceeds from the Revolver are being used to finance current ongoing capital improvement projects and other general corporate purposes. Proceeds from the Term Loan will be used to finance the construction and build-out of our night club and related amenities as part of our capital improvement project.

        Current Economic Conditions.    The unprecedented and challenging global economic conditions of the last few years have negatively impacted our results of operations by affecting visitor volume and overall consumer discretionary spending. Although there has been a slight increase in visitor volume to the Las Vegas market in recent months, consumer spending continues to remain low. Corporate spending on conventions and business development remains at levels lower than experienced in the past in response to the current global economic conditions. These and other uncertainties have and could continue to adversely affect our results of operations. In addition, the Las Vegas market has seen an influx of hotel room inventory as a result of the opening of the Cosmopolitan Hotel in December 2010 with 2,000 of its approximate 3,000 hotel rooms available and City Center by MGM Resorts International in December 2009 with approximately 4,400 rooms. The increase in hotel room inventory has resulted in increased competition leading to a lower average daily room rate and hotel occupancy which translates into lower room revenues.

  Key Financial Metrics

        Casino Revenue.    Casino revenue is derived primarily from customers wagering on slot machines, table games and other gaming activities. Table games generally include blackjack or twenty one, craps, mini-baccarat, roulette and other specialty games. Other gaming activities include race and sports wagering. Casino revenue is defined as the net win from gaming activities, computed as the difference between gaming wins and losses, not the total amounts wagered. "Table game drop" and "slot handle" are casino industry specific terms that are used to identify the amount wagered by customers at tables and slot machines, respectively. "Table game hold" and "slot hold" represent the percentage of the total amount wagered by customers that the casino has won. Hold is derived by dividing the amount won by the casino by the amount wagered by customers. Casino revenue is recognized at the end of each gaming day. Casino revenue varies from time to time due to table game hold, slot hold and the amount of gaming activity.

        Room Revenue.    Room revenue is derived from hotel rooms and suites rented to guests. "Average daily rate" is an industry specific term used to define the average amount of revenue per room per rented room day. "Occupancy percentage" defines the total percentage of rooms occupied and is computed by dividing the number of rooms occupied by the total number of rooms available. Room revenue is recognized at the time the rooms are provided to guests. Hotel room revenue varies depending upon the occupancy level of the hotel and the rates that can be charged.

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

  Basis of Presentation

        In accordance with accounting guidance related to financial reporting by entities in reorganization under the Bankruptcy Code, we adopted fresh-start reporting upon the Bankruptcy Plan being consummated and becoming effective on July 1, 2009. In connection with the adoption of fresh-start reporting, a new entity was deemed created for financial reporting purposes. Fresh-start reporting generally requires resetting the historical net book value of assets and liabilities to fair value by allocating our enterprise value as set forth in the Bankruptcy Plan to our assets and liabilities pursuant to accounting guidance related to business combinations upon emergence from bankruptcy.

        The accompanying results of operations for 2009 are presented for two periods: January 1, 2009 through June 30, 2009, (the "Predecessor Period"), and July 1, 2009 through December 31, 2009, (the "Successor Period"). The Predecessor Period reflects the historical accounting basis in the Predecessor's assets and liabilities, while the Successor Period reflects the assets and liabilities at fair value by allocating the enterprise value to our company's assets and liabilities pursuant to accounting guidance related to business combinations. Moreover, the historical financial results of the Predecessor are not indicative of our current financial condition or our future results of operations. Our future results of operations will be subject to significant business, economic, regulatory and competitive uncertainties and contingencies, some of which are beyond our control.

        The following discussion and analysis should be read in conjunction with "Selected Financial Data" and the consolidated financial statements and notes thereto of our company and the Predecessor included elsewhere in this Annual Report on Form 10-K.

  Results of Operations

        We conducted no business or operations prior to taking ownership of Tropicana Las Vegas on July 1, 2009. From January 3, 2007 through June 30, 2009, Tropicana Las Vegas was owned and operated by Tropicana Entertainment Holdings, LLC ("TEH"). Prior to January 3, 2007, Tropicana Las Vegas was owned and operated by Hotel Ramada of Nevada. As such, we cannot provide substantive disclosure on all aspects of the business of Tropicana Las Vegas prior to July 1, 2009.

        The following table highlights our and the Predecessor's results of operations (dollars in thousands):

	Successor		Successor	Predecessor	2009 Combined(a)		Predecessor
	Year Ended December 31, 2010	Percent Change	Six Months Ended December 31, 2009	Six Months Ended June 30, 2009	Year Ended December 31, 2009	Percent Change	Year Ended December 31, 2008
Net revenues	$54,184	(30)%	$33,551	$43,894	$77,445	(35)%	$118,383
Operating costs and expenses	97,077	(82)%	52,575	477,545	530,120	58%	335,376
Operating loss	(42,893)	(91)%	(19,024)	(433,651)	(452,675)	109%	(216,993)
Interest income	29	(28)%	40	—	40	(94)%	725
Interest expense	(956)	(63)%	(4)	(2,560)	(2,564)	(92)%	(33,947)
Reorganization items, net	—	(100)%	—	(1,502)	(1,502)	(39)%	(2,472)
Income tax benefit	—	(100)%	—	129,452	129,452	43%	90,461
Net loss	(43,820)	(87)%	(18,988)	(308,261)	(327,249)	102%	(162,226)

(a)
The results for the year ended December 31, 2009, which we refer to as "2009 Combined," were derived by the mathematical addition of the results of the Predecessor Period and the Successor Period. The presentation of financial information for 2009 Combined herein may yield results not fully comparable on a period-to-period basis, particularly with respect to depreciation, amortization, interest expense and tax provision accounts, as a result of the adoption of fresh-start reporting by us on July 1, 2009. In addition, 2009 Combined does not comply with accounting principles generally accepted in the United States or with the Commission's rules for pro forma presentation; however, it is presented because we believe that it provides the most meaningful comparison of our results for 2009 to our results for current and prior periods.

  Net Revenue

        Net revenues decreased 30% for the year ended December 31, 2010 as compared to 2009 Combined. The decrease is primarily related to decreased visitor volume due to disruption from our current property revitalization which has resulted in the closure of a significant number of hotel rooms, food and beverage outlets and a portion of the casino floor for renovation during the year ended December 31, 2010. The capital improvement project is expected to be completed in phases through the summer of 2011 and is expected to have a negative effect on our net revenues through completion. Net revenues decreased 35% for 2009 Combined as compared to the year ended December 31, 2008. The decrease in net revenues in 2009 is primarily related to the overall continuing economic slowdown and reduced consumer discretionary spending due to declining real estate values, the credit crisis and increased unemployment.

  Operating Loss

        The operating loss decreased $410.0 million for the year ended December 31, 2010 as compared to 2009 Combined. The decrease is primarily related to impairment charges of approximately $427.0 million related to property and equipment recorded by the Predecessor during the Predecessor Period. Excluding impairment charges, operating loss increased $17.2 million primarily due to a decrease in net revenues as discussed above, partially offset by a decrease in operating costs and expenses as a result of operating efficiency initiatives including a reduction in the number of employees and reduced advertising and promotional expenses. We continue to monitor our expenses for additional opportunities for cost savings and operational efficiencies. However, many of our operational costs are fixed and therefore our operating results and operating margins suffer as net revenues decrease.

        The operating loss for 2009 Combined increased $235.7 million as compared to the year ended December 31, 2008 primarily related to impairment charges of $427.0 million in the Predecessor Period as discussed above, offset by impairment charges of approximately $187.4 million and loss on disposition of assets of approximately $26.8 million in the year ended December 31, 2008. Excluding impairment charges and loss on disposition of assets, operating income decreased $22.9 million to a operating loss of $25.7 million in 2009 Combined from a operating loss of $2.8 million for the year ended December 31, 2008, primarily due to the decrease in net revenues. In addition, in light of the economic conditions, the Predecessor focused on efficiency initiatives that it began implementing in early 2009 to reduce operating costs and expenses. These cost saving initiatives included a reduction in the number of employees, reduced advertising and promotional expenses and the suspension of the employer match of the 401(k) plan, among other initiatives.

        The following table highlights our and the Predecessor's various sources of revenues and expenses as compared to prior periods (dollars in thousands):

	Successor		Successor	Predecessor	2009 Combined(a)		Predecessor
	Year Ended December 31, 2010	Percent Change	Six Months Ended December 31, 2009	Six Months Ended June 30, 2009	Year Ended December 31, 2009	Percent Change	Year Ended December 31, 2008
Casino revenues	$25,634	(25)%	$15,443	$18,789	$34,232	(26)%	$46,084
Casino expenses	21,294	(14)%	12,411	12,444	24,855	(13)%	28,503
Margin	17%				27%		38%
Room revenue	19,814	(15)%	10,796	12,420	23,216	(40)%	38,722
Room expense	13,400	(15)%	7,335	8,519	15,854	(34)%	24,131
Margin	32%				32%		38%
Food and beverage revenues	10,377	(39)%	7,466	9,505	16,971	(21)%	21,465
Food and beverage expenses	11,666	(33)%	7,627	9,748	17,375	(21)%	21,867
Margin	(12)%				(2)%		(2)%
Other revenues	5,288	(50)%	3,503	6,986	10,489	(51)%	21,380
Other expenses	3,648	(41)%	2,229	3,932	6,161	(38)%	9,938
General and administrative expenses	20,468	14%	11,430	6,602	18,032	29%	13,971
Percent of net revenues	38%				23%		12%
Depreciation and amortization	10,053	139%	2,253	1,956	4,209	(34)%	6,385
Percent of net revenues	19%				5%		5%

(a)
The results for the year ended December 31, 2009, which we refer to as "2009 Combined," were derived by the mathematical addition of the results of the Predecessor Period and the Successor Period. The presentation of financial information for 2009 Combined herein may yield results not fully comparable on a period-to-period basis, particularly with respect to depreciation, amortization, interest expense and tax provision accounts, as a result of the adoption of fresh-start reporting by us on July 1, 2009. In addition, 2009 Combined does not comply with accounting principles generally accepted in the United States or with the Commission's rules for pro forma presentation; however, it is presented because we believe that it provides the most meaningful comparison of our results for 2009 to our results for current and prior periods.

  Casino

        Casino revenues decreased $8.6 million for the year ended December 31, 2010 as compared to 2009 Combined. Slot revenues accounted for a majority of the decrease primarily due to a decrease in slot handle resulting from reduced customer visits to our property as well as a reduction in the number of slot machines on our casino floor due to our capital improvement project. Casino expenses decreased 14% for the year ended December 31, 2010 as compared to 2009 Combined. The decrease was primarily related to a decrease in gaming taxes as a result of lower revenues and lower payroll costs as a result of efficiency initiatives as discussed above. As a result of decreased casino revenues, the casino operating margin decreased to 17% for the year ended December 31, 2010 from 27% for 2009 Combined.

        Casino revenues decreased $11.9 million to $34.2 million for 2009 Combined compared to $46.1 million for the year ended December 31, 2008. Slot revenues accounted for a majority of the decrease in casino revenues primarily due to a decrease in slot handle resulting from reduced customer visits and decreased customer spend per visit due to the overall continuing economic slowdown and reduced consumer spending discussed above. Casino expenses decreased 13% for 2009 Combined as compared to the year ended December 31, 2008. The decrease was primarily related to lower gaming taxes as a result of decreased casino revenues and reduced payroll. As a result of the decreased casino revenues, the casino operating margin decreased to 27% for 2009 Combined from 38% in the year ended December 31, 2008.

  Room

        Room revenue decreased $3.4 million for the year ended December 31, 2010 as compared to 2009 Combined. The decrease was attributable to the closure of a significant number of our hotels rooms throughout the year for renovation as discussed above, offset by a slight increase in average daily rate resulting from the availability of the newly renovated hotel rooms in the Paradise Tower placed in service in the second quarter of 2010 and the newly renovated hotel rooms in the Island Tower placed in service in the third and fourth quarter of 2010. As of December 31, 2010 all 569 hotel rooms in the Paradise Tower and all 806 hotel rooms in the Island Tower had been remodeled and put into service. Room expenses decreased 15% for the year ended December 31, 2010 as compared to 2009 Combined primarily due to reduced payroll costs.

        Room revenue decreased $15.5 million, or 40%, for 2009 Combined as compared to the year ended December 31, 2008. The decrease was attributable to a decline in occupancy percentage as well as average daily rate. Occupancy percentage decreased to 67% for 2009 Combined compared to 80% for the year ended December 31, 2008. The average daily rate decreased to $55 for 2009 Combined from $71 for the year ended December 31, 2008. The decrease in both occupancy and average daily rate is due to a combination of the economic downturn coupled with a severe supply-demand room inventory imbalance in Las Vegas. Room expense decreased 34% for 2009 Combined as compared to the year ended December 31, 2008 due to reduced payroll costs.

  Food and Beverage

        Food and beverage revenues decreased $6.6 million, or 39%, for the year ended December 31, 2010 as compared to 2009 Combined primarily due to the closure of the Café in September 2009 and the buffet in February 2010 as part of our property revitalization project. Food and beverage expenses decreased $5.7 million for the year ended December 31, 2010 as compared to 2009 Combined primarily due to lower payroll costs.

        Food and beverage revenues decreased $4.5 million, or 21%, to $17.0 million for 2009 Combined from $21.5 million for the year ended December 31, 2008, with a corresponding decrease in food and beverage expense, primarily due to the continued general economic slowdown discussed above which reduced the number of visitors to our hotel and casino and, as a result, reduced the demand for our food and beverage services.

  Other

        Other revenues primarily include income from the gift shop, entertainment and leased outlets. Other revenues decreased $5.2 million, or 50%, for the year ended December 31, 2010 as compared to 2009 Combined. The decrease is primarily attributable to the closure of Xtreme Magic starring Dirk Arthur, a magic show featuring tigers and leopards, in March 2010, as well as reduced revenues due to the closure of a majority of our leased outlets as a result of our property revitalization project currently underway. Other revenues decreased $10.9 million, or 51%, for 2009 Combined as compared to the year ended December 31, 2008 primarily due to the closure of Folies Bergere, a live entertainment show, in March 2009.

  Management Fees

        Management fees increased $0.4 million, or 57%, for the year ended December 31, 2010 as compared to 2009 Combined. The increase is related to a full year of expense recognized in 2010 as compared to six months in the Successor Period.

  General and Administrative

        General and administrative expenses increased 14% for the year ended December 31, 2010 as compared to 2009 Combined. The increase is primarily related to legal expenses incurred as a result of the trademark litigation and pending bankruptcy matters. General and administrative expenses increased 29% for 2009 Combined as compared to the year ended December 31, 2008. The increase is related to additional costs incurred as a result of the acquisition of Tropicana Las Vegas by us on July 1, 2009 including items such as severance, accounting and legal fees related to the bankruptcy in addition to approximately $0.5 million in fees related to our company obtaining necessary licensing to own and operate the gaming assets.

  Depreciation and Amortization

        Depreciation and amortization expense increased $5.8 million for the year ended December 31, 2010 as compared to 2009 Combined, primarily related to the completion of the room renovations of all 569 hotel rooms in the Paradise Tower and 806 hotel rooms in the Island Tower during the year ended December 31, 2010.

        Depreciation and amortization expense decreased 34% for 2009 Combined as compared to the year ended December 31, 2008. The decrease is primarily related to the Successor resetting historical net book value of its property and equipment to fair value in accordance with fresh-start reporting as well as the Predecessor recording impairment charges of approximately $187.4 million during the fourth quarter of 2008, which resulted in lower depreciable book values of its property and equipment.

  Preopening

        Preopening expenses for the year ended December 31, 2010 were $0.6 million, primarily related to the development of Café Nikki, Nikki Beach nightclub and Beach Club.

  Interest Expense

        Interest expense decreased 63% for the year ended December 31, 2010 as compared to 2009 Combined. The decrease is primarily the result of the discharge of the Predecessor's debt as a result of the Bankruptcy Plan slightly offset by the amortization of debt issuance costs and interest related to our Credit Agreement which was entered into in March 2010.

        Interest expense decreased 92% for 2009 Combined as compared to the year ended December 31, 2008 as a result of the bankruptcy filing on May 5, 2008. As a result of the bankruptcy filing, Tropicana Las Vegas did not make any payments on the Predecessor's $440 million senior credit facility except for adequate protection payments as ordered by the Bankruptcy Court from May 5, 2008 through February 15, 2009. Also included in interest expense in the year ended December 31, 2008 is $1.4 million to adjust the Predecessor's interest rate swap to its fair value.

  Income Tax

        The financial results include no income tax expense (benefit) for the year ended December 31, 2010 and the Successor Period as we do not believe our ability to realize the benefit of tax losses incurred in these periods is more likely than not to occur.

        The Predecessor Period and the year ended December 31, 2008, show an effective tax rate of 30% and 36% respectively, based upon the Predecessor's ability to realize the benefit of losses on a separate company basis.

  Liquidity and Capital Resources

        Our cash flows are, and will continue to be, affected by a variety of factors, many of which are outside of our control, including regulatory issues, competition, financial markets and other general business conditions. Although we are currently experiencing negative cash flow from our operations, we believe anticipated borrowing availability and our existing cash balance will be adequate to meet our financial and operating obligations in 2011. However, our results for future periods are subject to numerous uncertainties which may result in liquidity problems that could affect our ability to meet our obligations while attempting to meet competitive pressures or adverse economic conditions.

  Credit Agreement

        In March 2010, we entered into the Credit Agreement comprised of the Revolver and Term Loan. The Revolver bears interest at 4% per annum. The fee for any unfunded portion of the Revolver is 0.75%. The Term Loan bears interest at 6% per annum and requires quarterly principal payments equal to the 100% of the net income generated by the night club as long as an amount is outstanding under the Term Loan, as defined. The fee for any undrawn portion of the Term Loan is 1.00%. Pursuant to the terms of the Credit Agreement, we are required to establish an interest reserve account, as defined. The Credit Agreement contains certain financial and other covenants. The covenants, among other things, restrict, subject to certain exceptions, our ability to incur additional indebtedness; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends or make distributions; engage in certain transaction with affiliates; and make investments. Substantially all the assets of Tropicana Las Vegas are pledged as collateral under the Credit Agreement. As of January 31, 2011, we have $24.8 million available for borrowings under our Credit Agreement.

  Equipment Financing

        In June 2010, we entered into an equipment financing agreement in the amount of $1.2 million at an interest rate of 6.9%, terminating in July 2015. The agreement calls for monthly payments of $21,000 beginning August 2010 with a residual payment of $116,000 to be paid in the final month.

  Management Agreement

        In connection with our formation and operation of the Tropicana Las Vegas, we entered into a lease agreement, dated June 22, 2009, with Armenco (the "Armenco Lease"), whereby we leased the real and non-gaming personal property of our hotel and casino, including the restaurants, lounges, retail shops and other related support facilities, and the operation thereof to Armenco until such time as we were able to obtain all governmental registrations, findings of suitability, licenses, qualifications, permits and approvals pursuant to the gaming laws and regulations of the State of Nevada and Clark County liquor and gaming codes necessary for us to own and operate our gaming facility directly. The Armenco Lease called for a fee equal to 2% of net revenues and 5% of EBITDA, each as defined, to be paid to Armenco. Armenco in turn paid rent in the amount of $1.00 per month. Armenco separately acquired the gaming assets. Effective December 1, 2010 we received all licenses and necessary approvals and as a result, Armenco transferred to us all of the gaming assets of Tropicana Las Vegas for nominal consideration. At such time, the lease agreement with Armenco was terminated and the operation of our hotel and casino was thereafter managed by Trilliant Management pursuant to the Management Agreement. The Management Agreement began December 1, 2010 and will terminate on November 30, 2020.

  Year ended December 31, 2010

        During the year ended December 31, 2010, cash flows used in operating activities were $40.4 million as compared to $32.0 million for 2009 Combined reflecting a year over year decrease in cash flows from operating activities, net of noncash items, of $8.3 million. We believe that our cash flows will continue to be affected by a decrease in net revenues as a result of disruption from our current capital improvement project and the current state of the economy.

        During the year ended December 31, 2010, total capital expenditures were approximately $69.5 million related to our capital improvement project. In addition to capital expenditures, we paid approximately $1.6 million in payments on capital leases.

        During the year ended December 31, 2010, we received $50 million related to the issuance of preferred stock. In addition, at December 31, 2010 we had total available borrowings of $50.0 million under our Revolver, which was reduced by borrowings of $27.0 million and various letters of credit of $0.7 million, leaving $22.3 million available as of December 31, 2010 as well as $10 million available under our Term Loan as of the same period.

  Year ending December 31, 2011

        Our primary cash requirements for 2011 are expected to include capital expenditures of approximately $52.0 million related to our capital improvement project, operational requirements and interest payments on indebtedness. We expect that our cash flows from operations, together with cash on hand and availability under our Credit Agreement will be adequate to fund our activities, including capital expenditures for our property revitalization. We believe that our current sources of capital will be sufficient to meet our short-term liquidity requirements. We intend to satisfy our long-term liquidity requirements primarily though cash provided by operations. However, our ability to meet our long-term liquidity requirements will depend on our ability to generate adequate cash flow from our operations. In the event that the anticipated sources of capital are inadequate to fund our short-term or long-term liquidity requirements, we will be required to procure additional financing, including debt financing or additional equity financing, to fund our operations and our capital expenditures. There can be no assurance that such sources of financing will be available to us on terms acceptable to us, if at all.

  Contractual Obligations

        The following table summarizes our contractual obligations and commitments (in thousands):

		Payments due by year
	2011	2012	2013	2014	2015	Thereafter	Total
Long-term debt(a)	$2,328	$1,378	$1,359	$27,504	$429	$—	$32,998
Operating leases(b)	19	14	5	—	—	—	38

Total contractual obligations	$2,347	$1,392	$1,364	$27,504	$429	$—	$33,036

(a)
Includes interest related to the Revolver, Term Loan and Equipment Financing based on outstanding balances as of December 31, 2010. See Note 8 to the consolidated financial statements in this Annual Report on Form 10-K.

(b)
See Note 11 to the consolidated financial statements in this Annual Report on Form 10-K.

  Off-Balance sheet Arrangements

        As of December 31, 2010, our company did not have any off-balance sheet arrangements that have had or are reasonably likely to have a material current or future effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

  Critical Accounting Policies

        Critical accounting policies and estimates are those that are both important to the presentation of our financial condition and results of operations and require management to apply significant judgment in determining the estimates and assumptions for calculating estimates. The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States, or GAAP, requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience, information that is currently available to us and various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates. We believe the following critical accounting policies affect the most significant judgments and estimates used in the preparation of our consolidated financial statements.

  Property and Equipment

        Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, or for capital leases and leasehold improvements, over the shorter of the asset's useful life or the term of the lease. Land improvements are depreciated over an estimated useful life of 35 years. Buildings and improvements are depreciated over an estimated life of 2 to 35 years. Furniture, fixtures and equipment are depreciated over 3 to 7 years. Gains or losses on disposals of assets are recognized as incurred. Costs of major improvements are capitalized, while costs of normal repairs and maintenance are expensed as incurred.

        We must make estimates and assumptions when accounting for capital expenditures. Whether an expenditure is considered a maintenance expense or a capital asset is a matter of judgment. In contrast to normal repair and maintenance costs that are expensed when incurred, items we classify as maintenance capital are expenditures necessary to keep our existing properties at their current levels and are typically replacement items due to the normal wear and tear of our properties and equipment as a result of use and age. Our depreciation expense is highly dependent on the assumptions we make about our assets' estimated useful lives. We determine the estimated useful lives based on our experience with similar assets, engineering studies and our estimate of the usage of the asset. Whenever events or circumstances occur which change the estimated useful life of an asset, we account for the change prospectively.

  Long-Lived Assets

        We evaluate our property and equipment and other long-lived assets for impairment in accordance with accounting guidance related to accounting for the impairment or disposal of long-lived assets. For assets to be held for sale, we recognize the asset to be sold at the lower of carrying value or fair value less costs to sell. Fair value for assets held for sale is generally estimated based on comparable asset sales, solicited offers or a discounted cash flow model. For long-lived assets to be held and used, we review for impairment whenever indicators of impairment exist. If an indicator of impairment exists, we compare the estimated undiscounted future cash flows of the asset to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then impairment is measured based on estimated fair value compared to carrying value, with fair value typically based on a discounted cash flow model.

  Self-Insurance Reserves

        We are self-insured up to certain stop loss amounts for employee health coverage for non-union employees as well as worker's compensation and general liability cost. Insurance claims and reserves include accruals of estimated settlements for known claims as provided by a third party. In estimating these accruals, we consider historical loss experience and make judgments about the expected levels of costs per claim. We believe our estimates of future liability are reasonable based upon our methodology; however, changes in health care costs, accident frequency and severity and other factors could materially affect the estimate for these liabilities. We continually monitor changes in claim type and incident and evaluate the insurance accrual making necessary adjustments based on the evaluation of these qualitative data points.

  Customer Loyalty Program

        We provide a customer loyalty program, or the Program, at our casino, which allows customers to redeem points earned from their gaming activity for slot play, food, beverage, rooms or merchandise. Under the Program, customers are able to accumulate points which may be redeemed in the future, subject to certain limitations and the terms of the Program. We record a liability for the estimated cost of the outstanding points under the Program that we believe will ultimately be redeemed, which is calculated based on redemption value multiplied by the average number of points needed to convert to rewards. We estimate the cost and accrue for this expense as the points are earned from gaming play, which is recorded as casino expense.

  Income Taxes

        We account for income taxes in accordance with accounting guidance related to accounting for income taxes, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under this accounting guidance, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Future tax benefits are recognized to the extent that realization of those benefits is considered more likely than not and a valuation allowance is established for deferred tax assets which do not meet this threshold.

  Fresh Start Reporting

        As of the effective date of the Bankruptcy Plan, we were required to adopt the "fresh start" provisions in accordance with accounting guidance on reorganizations, which requires resetting the historical net book value of assets and liabilities to fair value by allocating the entity's enterprise value to its assets and liabilities pursuant to accounting guidance related to business combinations as of the effective date of the Bankruptcy Plan. The determination of fair value of assets and liabilities is subject to significant estimation and assumptions and there can be no assurances that the estimates, assumptions and values reflected in the valuations will be realized and actual results could vary materially.

        Liabilities existing as of the effective date of the Bankruptcy Plan, other than deferred taxes, were recorded at the present value of amounts estimated to be paid. Deferred taxes were determined in conformity with applicable income tax accounting standards. Predecessor accumulated depreciation, accumulated amortization, retained deficit, common stock and accumulated other comprehensive loss were eliminated. See Note 3, "Fresh-Start Reporting" to our consolidated financial statements for further information.

  Recent Accounting Pronouncements

        In April 2010, accounting guidance was updated regarding the accounting for casino base jackpot liabilities. The guidance clarifies that an entity should not accrue jackpot liabilities (or portion thereof) before a jackpot is won if the entity can avoid paying the jackpot but should be accrued and charged to revenue when an entity has the obligation to pay the jackpot. The guidance applies to both base and progressive jackpots. The effect of the guidance should be recorded as a cumulative-effect adjustment to opening retained earnings in the period of adoption. We adopted the new accounting guidance upon emergence from the Chapter 11 Cases and the adoption did not have a material impact on our consolidated financial statements.

        In January 2010, new accounting guidance was updated regarding fair value measurements and disclosures. The guidance clarifies and extends the disclosure requirements about recurring and nonrecurring fair value measurements. We adopted the new accounting guidance in the first quarter of 2010 and the adoption did not have a material impact on our consolidated financial statements.

        In June 2009, new accounting standards were issued regarding the consolidation of variable interest entities. These new accounting standards address the effects of elimination of the qualifying special-purpose entity concept from previous standards. These new accounting standards amend previous guidance in determining whether an enterprise has a controlling financial interest in a variable interest entity. This determination identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of a variable interest entity that most significantly impacts the entity's economic performance and the ability to absorb losses or the right to receive benefits of the entity that could potentially be significant to the variable interest entity. We adopted the new accounting standards on January 1, 2010. The adoption of these new accounting standards did not have a material effect on our consolidated financial statements.

        A variety of proposed or otherwise potential accounting standards are currently under consideration by standard-setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed standards, we have not yet determined the effect, if any, that the implementation of such proposed standards would have on our financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. As of December 31, 2010, we have approximately $27.0 million in interest bearing debt which bears interest at a fixed rate of 4% and $1.1 million in interest bearing debt which bears interest at a fixed rate of 6.9%, and therefore we are not currently subject to market risk. However, as our fixed rate debt matures, and if additional debt is acquired to fund the debt payment, future earnings and cash flows may be affected by changes in interest rates.

Item 8.    Financial Statements and Supplementary Data.

        The information required by this Item is contained in Item 15(a) of this Annual report on Form 10-K under "Financial Statements".

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

        Disclosed under item 9A(T).

Item 9A(T).    Controls and Procedures.

Disclosure Controls and Procedures

        Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of December 31, 2010. This conclusion is based on an evaluation conducted under the supervision and participation of the principal executive officer and principal financial officer along with company management. Disclosure controls and procedures are those controls and procedures which ensure that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with SEC rules and regulations. The evaluation conducted did not include an evaluation of our Predecessors.

Management's Annual Report on Internal Control Over Financial Reporting

        This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        The information required by this Item is incorporated by reference to our definitive proxy statement for our 2011 Annual Meeting to be filed with the Securities and Exchange Commission pursuant to regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 11.    Executive Compensation.

        The information required by this Item is incorporated by reference to our definitive proxy statement for our 2011 Annual Meeting to be filed with the Securities and Exchange Commission pursuant to regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information required by this Item is incorporated by reference to our definitive proxy statement for our 2011 Annual Meeting to be filed with the Securities and Exchange Commission pursuant to regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        The information required by this Item is incorporated by reference to our definitive proxy statement for our 2011 Annual Meeting to be filed with the Securities and Exchange Commission pursuant to regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 14.    Principal Accountant Fees and Services.

        The information required by this Item is incorporated by reference to our definitive proxy statement for our 2011 Annual Meeting to be filed with the Securities and Exchange Commission pursuant to regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 15.    Exhibits, Financial Statements.

  (a)(1).    Financial Statements.

Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of December 31, 2010 and 2009 (Successor)	F-2

Consolidated Statements of Operations for the Year Ended December 31, 2010 (Successor), the Period July 1, 2009 through December 31, 2009 (Successor), the Period January 1, 2009 through June 30, 2009 (Predecessor) and the Year Ended December 31, 2008 (Predecessor)

F-3

Consolidated Statements of Changes in Stockholders'/Member's Equity for the Year Ended December 31, 2010 (Successor), the Period July 1, 2009 through December 31, 2009 (Successor), the Period January 1, 2009 through June 30, 2009 (Predecessor) and the Year Ended December 31, 2008 (Predecessor)

F-4

Consolidated Statements of Cash Flows for the Year Ended December 31, 2010 (Successor), the Period July 1, 2009 through December 31, 2009 (Successor), the Period January 1, 2009 through June 30, 2009 (Predecessor) and the Year Ended December 31, 2008 (Predecessor)

F-5
Notes to Consolidated Financial Statements	F-6

  (a)(2).    Financial Statement Schedules.

        We have omitted financial statement schedules because they are not required or are not applicable, or the required information is shown in the financial statements or notes to the financial statements.

  (a)(3).    Exhibits.

Exhibit Number	Exhibit Description
2.1	First Amended Joint Plan of Reorganization of Tropicana Las Vegas Holdings, LLC and Certain of its Debtor Affiliates pursuant to Title 11 of the United States Code, 11 U.S.C. Section 101 et seq. (Incorporated herein by reference to the Company's Form 10-12G dated February 16, 2010)
3.1	Certificate of Incorporation of Tropicana Las Vegas Hotel and Casino, Inc. (Incorporated herein by reference to the Company's Form 10-12G dated February 16, 2010)
3.2	Bylaws of Tropicana Las Vegas Hotel and Casino, Inc. (Incorporated herein by reference to the Company's Form 10-12G dated February 16, 2010)
3.3
Certificate of Designations of Class A Convertible Participating Preferred Stock of Tropicana Las Vegas Hotel and Casino, Inc. dated as of August 12, 2009. (Incorporated herein by reference to the Company's Form 10-12G dated February 16, 2010)
3.4
Amendment to Certificate of Incorporation of Tropicana Las Vegas Hotel and Casino, Inc. dated as of August 12, 2009. (Incorporated herein by reference to the Company's Form 10-12G/A dated April 13, 2010)
3.5
Amendment to Certificate of Incorporation of Tropicana Las Vegas Hotel and Casino, Inc. dated as of March 17, 2010. (Incorporated herein by reference to the Company's Form 10-12G/A dated April 13, 2010)
3.6
Certificate of Designations of Class A Series 2 Convertible Participating Preferred Stock of Tropicana Las Vegas Hotel and Casino, Inc. dated as of March 17, 2010. (Incorporated herein by reference to the Company's Form 10-12G/A dated April 13, 2010)
4.1	Form of Tropicana Las Vegas, Inc. Common Share Certificate(Incorporated herein by reference to the Company's Form 10-12G dated February 16, 2010)
4.2	Warrant Agreement, dated July 1, 2009, for Warrants Issued to Tropicana Entertainment, LLC(Incorporated herein by reference to the Company's Form 10-12G/A dated April 13, 2010)
10.1
Stockholders' Agreement, dated July 1, 2009, by and among Tropicana Las Vegas Hotel and Casino, Inc., and the stockholders listed on a schedule thereto and any stockholder or option holder who becomes a party thereto by joinder. (Incorporated herein by reference to the Company's Form 10-12G dated February 16, 2010)
10.2	Employment Agreement dated July 1, 2009 by and between Tropicana Las Vegas, Inc. and Alex Yemenidjian. (Incorporated herein by reference to the Company's Form 10-12G dated February 16, 2010)
10.3	Employment Agreement dated October 1, 2010 by and between Tropicana Las Vegas, Inc. and Marie Ramsey. (Incorporated herein by reference to the Company's Form 8-K dated December 2, 2010)
10.4	Employment Agreement dated October 1, 2010 by and between Tropicana Las Vegas, Inc. and Joanne M. Beckett. (Incorporated herein by reference to the Company's Form 8-K dated December 8, 2010)

Exhibit Number		Exhibit Description
10.5		Offer Letter dated December 4, 2009 by and between Tropicana Las Vegas, Inc. and Thomas McCartney. (Incorporated herein by reference to the Company's Form 10-12G dated February 16, 2010)
10.6
Loan Agreement, dated March 17, 2010, among Tropicana Las Vegas, Inc., as the Borrower, Various Financial Institutions, as the Lenders, The Foothill Group, Inc., as Lead Arranger and Administrative Agent, and Wells Fargo Bank, N.A., as the Issuer. (Incorporated herein by reference to the Company's Form 10-12G/A dated April 13, 2010)
10.7
Management Agreement, dated April 14, 2010, among Nikki Beach Las Vegas LLC, Tropicana Las Vegas, Inc. and Penrod Management Group, Inc. (Incorporated herein by reference to the Company's Form 10-12G/A dated May 28, 2010)
10.8		Management Agreement, dated May 17, 2010, by and between Tropicana Las Vegas, Inc. and Trilliant Management, L.P. (Incorporated herein by reference to the Company's Form 8-K dated May 21, 2010)
10.9
2010 Non-Employee Director Restricted Stock Plan (effective September 16, 2010), Form of Restricted Stock Grant Notice and Form of Restricted Stock Agreement. (Incorporated herein by reference to the Company's Form 8-K dated September 17, 2010)
21.1	†	Subsidiaries of the registrant.

31.1	†	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	†	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Furnished herewith.

†
Filed herewith

Signatures

        Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.
Date: February 22, 2011	By:	/s/ ALEX YEMENIDJIAN
		Name:	Alex Yemenidjian
		Title:	Chief Executive Officer and President

        Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALEX YEMENIDJIAN Alex Yemenidjian	Chairman, Chief Executive Officer and President (Principal Executive Officer)	February 22, 2011
/s/ MARIE RAMSEY Marie Ramsey	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 22, 2011
/s/ TIMOTHY A. R. DUNCANSON Timothy A. R. Duncanson	Director	February 22, 2011
/s/ JUDY K. MENCHER Judy K. Mencher	Director	February 22, 2011
/s/ JOHN REDMOND John Redmond	Director	February 22, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Tropicana Las Vegas Hotel and Casino, Inc.

        We have audited the accompanying consolidated balance sheets of Tropicana Las Vegas Hotel and Casino, Inc. (the Company) as of December 31, 2010 and 2009 (Successor), and the related consolidated statements of operations, changes in stockholders'/member's equity (deficit), and cash flows for the year ended December 31, 2010 (Successor), the six-month period ended December 31, 2009 (Successor), six-month period ended June 30, 2009 (Predecessor) and year ended December 31, 2008 (Predecessor). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tropicana Las Vegas Hotel and Casino, Inc. at December 31, 2010 and 2009 (Successor), and the consolidated results of its operations and its cash flows for the year ended December 31, 2010 (Successor), the six-month period ended December 31, 2009 (Successor), six-month period ended June 30, 2009 (Predecessor) and year ended December 31, 2008 (Predecessor), in conformity with US generally accepted accounting principles.

        As discussed in Note 1 to the consolidated financial statements, on May 5, 2009, the United States Bankruptcy Court for the District of Delaware entered an order confirming the plan of reorganization, which became effective on July 1, 2009. Accordingly, the accompanying consolidated financial statements have been prepared in conformity with Accounting Standards Codification 852-10, Reorganizations, for the Successor company as a new entity with assets, liabilities and a capital structure having carrying amounts not comparable with prior periods as described in Note 3.

/s/ ERNST & YOUNG LLP

February 22, 2011
Las Vegas, Nevada

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	Successor
	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$9,981	$45,232
Restricted cash	9,543	4,962
Receivables, net	2,025	1,326
Inventories	452	362
Prepaid expenses and other assets	3,959	3,107

Total current assets	25,960	54,989
Property and equipment, net	314,699	253,710
Other assets, net	5,313	251

Total assets	$345,972	$308,950

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$1,179	$1,447
Accounts payable	8,433	10,205
Construction payable	2,560	2,749
Accrued payroll and related	3,798	4,235
Accrued gaming and related	1,382	1,408
Accrued management fees	1,755	684
Other accrued expenses and current liabilities	1,624	1,152

Total current liabilities	20,731	21,880
Long-term debt, less current portion	28,154	873
Other long-term liabilities	322	185

Total liabilities	49,207	22,938
Commitments and contingencies (Note 11)
Stockholders' equity:
Class A preferred stock, $0.01 par value, 750,000 shares authorized, issued and outstanding	8	8
Class A series 2 convertible participating preferred stock, $0.01 par value, 545,702 and 0 shares authorized, 545,585 and 0 shares issued and outstanding	5	—
Class A common stock, $0.01 par value, 11,000,000 shares authorized, 4,529,485 and 4,487,485 shares outstanding	45	44
Class B common stock, $0.01 par value, 5,182,808 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	359,515	304,948
Accumulated deficit	(62,808)	(18,988)

Total stockholders' equity	296,765	286,012

Total liabilities and stockholders' equity	$345,972	$308,950

The accompanying notes are an integral part of these consolidated financial statements.

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	Successor		Predecessor
	Year Ended December 31, 2010	Six Months Ended December 31, 2009	Six Months Ended June 30, 2009	Year Ended December 31, 2008
Revenues:
Casino	$25,634	$15,443	$18,789	$46,084
Room	19,814	10,796	12,420	38,722
Food and beverage	10,377	7,466	9,505	21,465
Other	5,288	3,503	6,986	21,380

Gross revenues	61,113	37,208	47,700	127,651
Less: promotional allowances	(6,929)	(3,657)	(3,806)	(9,268)

Net revenues	54,184	33,551	43,894	118,383

Operating costs and expenses:
Casino	21,294	12,411	12,444	28,503
Room	13,400	7,335	8,519	24,131
Food and beverage	11,666	7,627	9,748	21,867
Other	3,648	2,229	3,932	9,938
Marketing, advertising and promotions	2,617	918	2,256	5,912
Management fee	1,071	684	—	—
General and administrative	20,468	11,430	6,602	13,971
Maintenance and utilities	12,212	7,692	5,069	10,467
Depreciation and amortization	10,053	2,253	1,956	6,385
Preopening	632	—	—	—
Loss (gain) on disposition of assets	16	(4)	—	26,761
Impairment charges	—	—	427,019	187,441

Total operating costs and expenses	97,077	52,575	477,545	335,376

Operating loss	(42,893)	(19,024)	(433,651)	(216,993)
Other income (expense):
Interest income	29	40	—	725
Interest expense, net of capitalized interest	(956)	(4)	(2,560)	(33,947)

Total other income (expense)	(927)	36	(2,560)	(33,222)

Loss before reorganization items and income taxes	(43,820)	(18,988)	(436,211)	(250,215)
Reorganization items, net	—	—	(1,502)	(2,472)

Loss before income taxes	(43,820)	(18,988)	(437,713)	(252,687)
Income tax benefit	—	—	129,452	90,461

Net loss	$(43,820)	$(18,988)	$(308,261)	$(162,226)

Loss per common share:
Basic and diluted	$(9.70)	$(4.29)
Weighted average common shares outstanding:
Basic	4,517	4,427
Diluted	n/a	n/a
Dividends declared per common share	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'/MEMBER'S EQUITY

(in thousands)

		Stockholders' Equity
	Member's Equity	Class A Preferred Stock	Class A Series 2 Preferred Stock	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders'/ Member's Equity
Predecessor:
Balance, December 31, 2007	$833,097	$—	$—	$—	$—	$—	$—	$833,097
Net loss	(162,226)	—	—	—	—	—	—	(162,226)

Balance, December 31, 2008	670,871	—	—	—	—	—	—	670,871
Net loss	(308,261)	—	—	—	—	—	—	(308,261)

Balance, June 30, 2009	$362,610	$—	$—	$—	$—	$—	$—	$362,610

Successor:
Balances, July 1, 2009	$—	$—		$44	$—	$229,956	$—	$230,000
Issuance of preferred stock for cash	—	8	—	—	—	74,992	—	75,000
Net loss	—	—	—	—	—	—	(18,988)	(18,988)

Balances, December 31, 2009	—	8	—	44	—	304,948	(18,988)	286,012
Issuance of preferred stock for cash	—	—	5	1	—	49,994	—	50,000
Issuance of preferred stock in payment of debt issuance costs	—	—	—	—	—	4,558	—	4,558
Share-based compensation	—	—	—	—	—	15	—	15
Net loss	—	—	—	—	—	—	(43,820)	(43,820)

Balances, December 31, 2010	$—	$8	$5	$45	$—	$359,515	$(62,808)	$296,765

The accompanying notes are an integral part of these consolidated financial statements.

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Successor		Predecessor
	Year Ended December 31, 2010	Six Months Ended December 31, 2009	Six Months Ended June 30, 2009	Year Ended December 31, 2008
Cash flows from operating activities:
Net loss	$(43,820)	$(18,988)	$(308,261)	$(162,226)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,053	2,253	1,956	6,385
Share-based compensation	15	—	—	—
Amortization of debt issuance costs	1,028	—	—	6,748
Loss (gain) on disposition of assets	16	(4)	—	26,761
Impairment charges	—	—	427,019	187,441
Deferred income tax	—	—	(129,452)	(90,662)
Change in fair value of interest rate swaps	—	—	—	1,364
Changes in operating assets and liabilities:
Restricted cash	(4,581)	(10)	3,454	16,978
Accounts receivable, net	(699)	(541)	1,152	1,722
Inventories, prepaid expenses and other assets	(942)	1,364	(658)	771
Accrued interest	(3)	—	(1,003)	—
Accounts payable, accrued expenses and other current liabilities	(354)	20	(1,233)	3,442
Accrued expenses and other current liabilities related to bankruptcy	(198)	(8,503)	—	—
Other	(879)	(461)	(133)	(587)

Net cash used in operating activities	(40,364)	(24,870)	(7,159)	(1,863)

Cash flows from investing activities:
Capital expenditures	(69,467)	(24,422)	(1,579)	(5,221)
Proceeds from sale of property and equipment	39	11	—	—
Construction payable	(189)	2,749	—	—
Other	—	—	—	103

Net cash used in investing activities	(69,617)	(21,662)	(1,579)	(5,118)

Cash flows from financing activities:
Proceeds from issuance of preferred stock	50,000	75,000	—	—
Borrowings under credit agreement	27,000	—	—	—
Principal payments on capital leases	(1,617)	(350)	(86)	—
Debt issuance costs	(653)	—	—	—
Advances from affiliate	—	—	(421)	5,771

Net cash provided by (used in) financing activities	74,730	74,650	(507)	5,771

Net (decrease) increase in cash and cash equivalents	(35,251)	28,118	(9,245)	(1,210)
Cash and cash equivalents, beginning of period	45,232	17,114	16,822	18,032

Cash and cash equivalents, end of period	$9,981	$45,232	7,577	16,822

Supplemental cash flow disclosure:
Preferred shares issued for payment of debt issuance costs	$4,558	$—	$—	$—
Property and equipment financed by debt	1,630	2,349	406	—
Cash paid for interest net of amounts capitalized	—	4	3,563	24,839
Cash paid for reorganization items	—	—	1,579	2,861
Cash received related to reorganization items	—	—	(77)	(577)

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

1. Organization and Background

Organization

        Tropicana Las Vegas Hotel and Casino, Inc., (the "Company," "we," "our," "us" or the "Successor") is a Delaware corporation formed in June 2009 for the purpose of owning and operating Tropicana Las Vegas Holdings, LLC and its subsidiaries (the "Predecessor"), including the operations of Tropicana Las Vegas Hotel and Casino, LLC dba Tropicana Resort and Casino Las Vegas ("Tropicana Las Vegas") from Tropicana Entertainment Holdings, LLC ("TEH"), in connection with the Predecessor's plan of reorganization (the "Bankruptcy Plan") under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code").

Background

        On May 5, 2008 (the "Petition Date"), TEH together with certain of its subsidiaries, including the Predecessor, filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") for relief, seeking to reorganize their businesses under the provisions of the Bankruptcy Code (the "Chapter 11 Cases"). As TEH and certain of its subsidiaries progressed towards an exit from the Chapter 11 Cases, it was determined that given their capital structures and the claims arising thereunder, as well as the nature of the business operations, two separate plans were warranted. Accordingly, TEH proposed two separate plans of reorganization, one for the Predecessor and one for TEH's other gaming properties.

        The Bankruptcy Plan was confirmed by the Bankruptcy Court on May 5, 2009 and became effective on July 1, 2009 (the "Effective Date"). Pursuant to the Bankruptcy Plan, among other things:

  •
  we were formed to own and operate the assets related to the Predecessor which is owned by the lenders under the Predecessor's $440.0 million Senior Secured Term Loan (the "Las Vegas Term Loan");

  •
  we issued shares of our class A common stock, $0.01 par value per share ("Class A Common"), to holders of secured claims under the Las Vegas Term Loan ("Lenders");

  •
  Lenders subscribed to purchase $75.0 million of our class A convertible participating preferred stock, $0.01 par value per share ("Class A Preferred"), to provide operating capital;

  •
  we entered into a stockholders' agreement with the Lenders as a condition to receiving shares of Class A Common and Class A Preferred;

  •
  we issued a warrant to purchase shares of our class B common stock, $0.01 par value per share ("Class B Common"), to TEH;

  •
  we entered into a lease agreement, dated June 22, 2009, with Armenco Holdings, LLC ("Armenco"), a company controlled by Alex Yemenidjian, our Chairman of the Board, Chief Executive Officer and President, whereby we leased the real and non-gaming personal property of our hotel and casino, including the restaurants, lounges, retail shops and other related support facilities, and the operation thereof to Armenco (Note 10) who also separately acquired all of the gaming assets until such time as we were able to obtain all governmental registrations, findings of suitability, licenses, qualifications, permits and approvals pursuant to the gaming laws and regulations of the State of Nevada and Clark County liquor and gaming codes necessary for us to own and operate our gaming facility directly, which occurred on December 1, 2010, at which time the lease terminated and Armenco transferred to us the gaming assets of Tropicana Las Vegas for nominal consideration; and

Notes to Consolidated Financial Statements (Continued)

1. Organization and Background (Continued)

  •
  we assumed certain obligations and liabilities of the Predecessor.

2. Summary of Significant Accounting Policies

Principles of Consolidation

        The accompanying consolidated financial statements include the Company and its subsidiaries. All material intercompany transactions are eliminated in consolidation.

Basis of Presentation

        The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Upon the Effective Date, we were not licensed by Nevada gaming authorities to own and operate the gaming assets of Tropicana Las Vegas. As a result, upon consummation of the Bankruptcy Plan, the gaming assets were transferred to Armenco, a company which is licensed to own and operate gaming facilities in the state of Nevada. We do not own any legal interest in Armenco. We determined that in accordance with accounting guidance related to Accounting Standards Codification ("ASC") 810-10, Consolidation, we were ultimately responsible for a majority of the operations' losses and were entitled to a majority of the operations' residual returns. As a result, the gaming operations were incorporated in our financial statements until December 1, 2010 at which time we received all licenses and approvals necessary to operate the hotel and casino and Armenco transferred the gaming assets to us.

        We adopted fresh-start reporting upon emergence from the Chapter 11 Cases on July 1, 2009 in accordance with accounting guidance related to financial reporting by entities in reorganization under the Bankruptcy Code. The accompanying consolidated statements of operations, statements of stockholders'/member's equity and cash flows for 2009 are presented for two periods: January 1, 2009 through June 30, 2009 (the "Predecessor Period") and July 1, 2009 through December 31, 2009 (the "Successor Period"). The Predecessor Period and the year ended December 31, 2008, does not reflect the impact of any changes in the Company's capital structure or changes in the estimates of fair values of assets and liabilities as a result of fresh-start reporting. See Note 3 for further discussion on fresh-start reporting.

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

Use of Estimates

        The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions for items, such as customer loyalty program liability, self-insurance reserves,

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

bad debt reserves, estimated useful lives assigned to fixed assets, asset impairment, enterprise value allocations made in connection with fresh-start reporting and the calculation of the income tax liabilities, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

Cash and Cash Equivalents

        Cash and cash equivalents include cash on hand at Tropicana Las Vegas, as well as highly liquid investments purchased with an original maturity of three months or less. These instruments are stated at cost, which approximates fair value because of their short maturities.

Restricted Cash

        Restricted cash held at December 31, 2010 increased primarily due to reserves as a requirement of our Credit Agreement (Note 8). Restricted cash held at December 31, 2009, consisted primarily of certain proceeds of our financing activities invested in approved money market funds. These funds were restricted by the Bankruptcy Court in connection with the reorganization of the Predecessor for the purpose of satisfying liabilities related to professional services incurred as part of the Chapter 11 Cases.

Concentration of Credit Risk

        We maintain cash and cash equivalents at a financial institution which are insured by the Federal Deposit Insurance Corporation (the "FDIC") up to $250,000. At times the balances in the accounts exceed the FDIC insurance amount. We have not experienced any losses in such accounts and believe we are not exposed to significant credit risk.

        Concentration of credit risk, with respect to casino and hotel receivables, is limited through our credit evaluation process. We issue markers to approved casino customers, and issues credit to convention-related hotel groups, following credit checks and investigation of credit worthiness. We age such casino and hotel receivables and have historically recorded a reasonable amount of associated bad debt expense.

Receivables

        Receivables consist primarily of casino, hotel and other receivables, net of an allowance for doubtful accounts. Receivables are typically non-interest bearing and are initially recorded at cost. Accounts are written off when management deems them to be uncollectible. An estimated allowance for doubtful accounts is maintained to reduce our receivables to their expected realization, which approximates fair value. The allowance is estimated based on specific review of customer accounts as well as management's experience with collection trends in the casino industry and current economic and business conditions. Recoveries of accounts previously written off are recorded when received.

Fair Value of Financial Instruments

        The carrying value of our cash and cash equivalents, receivables, accounts payable and debt approximates fair value primarily because of the short maturities of these instruments. The estimated fair value of our long-term debt as of December 31, 2010 is $29.3 million.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Inventories

        Inventories consist of retail, food and beverage, retail merchandise and certain operating supplies which are stated at the lower of cost or market value. Cost is determined using the first-in, first-out method.

Property and Equipment

        Property and equipment are stated at cost. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the related assets or, for capital leases and leasehold improvements, over the shorter of the asset's useful life or the term of the lease. Land improvements are depreciated over an estimated useful life of 35 years. Buildings and improvements are depreciated over an estimated useful life of 2 to 35 year lives. Furniture, fixtures and equipment are depreciated over 3 to 7 year lives. Gains or losses on disposals of assets are recognized when realized or incurred. Costs of major improvements are capitalized, while costs of normal repairs and maintenance are expensed as incurred.

        We must make estimates and assumptions when accounting for capital expenditures. Whether an expenditure is considered a maintenance expense or a capital asset is a matter of judgment. In contrast to normal repair and maintenance costs that are expensed when incurred, items we classify as maintenance capital are expenditures necessary to keep our existing property at its current level and are typically replacement items due to the normal wear and tear of our property and equipment as a result of use and age. Depreciation expense is highly dependent on the assumptions we make about our assets' estimated useful lives. We determine the estimated useful lives based on our experience with similar assets, engineering studies and our estimate of the usage of the asset. Whenever events or circumstances occur which change the estimated useful life of an asset, we account for the change prospectively.

Long-Lived Asset

        We evaluate property and equipment and other long-lived assets for impairment on an annual basis or when certain events or changes in operating conditions occur. The asset lives may be adjusted and an impairment assessment may be performed on the recoverability of the carrying amounts. If an indicator of impairment exists, we compare the estimated undiscounted future cash flows of the asset to its carrying value. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows is less than the carrying value, then impairment is measured based on estimated fair value compared to carrying value, with fair value typically based on a discounted cash flow model. For assets to be disposed of, we recognize the asset to be sold at the lower of carrying value or the fair market value less disposal costs. Fair market value of assets to be disposed of is generally based on comparable asset sales, solicited offers, or a discounted cash flow model.

Capitalization of Interest

        Interest associated with major construction projects is capitalized as part of the cost of the constructed assets. When no specific debt is incurred for a project, interest is capitalized on cash expenditures for the project using our weighted average cost of borrowings. Capitalization of interest ceases when the project is substantially complete or development activity is suspended for more than a brief period. Capitalized interest for the year ended December 31, 2010 was approximately $0.5 million.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

There was no interest capitalized for the Successor Period, the Predecessor Period or the year ended December 31, 2008.

Debt Issuance Costs

        Debt issuance costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense over the expected terms of the related debt agreements and are included in other assets, net, on our consolidated balance sheets. Amortization of debt issuance costs was approximately $1.0 million, $0, $0 and $6.7 million for the year ended December 31, 2010, the Successor Period, the Predecessor Period and the year ended December 31, 2008, respectively.

Self-Insurance Accruals

        We are self-insured up to certain stop loss amounts for employee health coverage for non-union employees as well as worker's compensation and general liability cost. Insurance claims and reserves include accruals of estimated settlements for known claims as provided by a third party. In estimating these accruals, we consider historical loss experience and make judgments about the expected levels of costs per claim. We believe our estimates of future liability are reasonable based upon our methodology; however, changes in health care costs, accident frequency and severity and other factors could materially affect the estimate for these liabilities. We continually monitor changes in claim type and incident and evaluate the insurance accrual making necessary adjustments based on the evaluation of these qualitative data points. At December 31, 2010 and 2009, we had total self-insurance accruals reflected in our consolidated balance sheets of approximately $0.9 million and $1.3 million, respectively.

Customer Loyalty Program

        We provide a customer loyalty program (the "Program") at our casino, which allows customers to redeem points earned from their gaming activity for slot play, food, beverage, rooms or merchandise. Under the Program, customers are able to accumulate points which may be redeemed in the future, subject to certain limitations and the terms of the Program. We record a liability for the estimated cost of the outstanding points under the Program that we believe will ultimately be redeemed which is calculated based on the total number of points earned, converted to a redemption value based on the average number of points needed to convert to rewards. We estimate the cost and accrue for this expense as the points are earned from gaming play, which is recorded as casino expense. At December 31, 2010 and 2009, approximately $0.3 million was accrued for the costs of anticipated Program redemptions.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Revenue Recognition and Promotional Allowances

        We recognize as casino revenues the net win from gaming activities, which is the difference between gaming wins and losses. All other revenues are recognized at the time the goods or services are provided. The retail value of rooms, food and beverage and other services provided to customers on a complimentary basis are included in gross revenues with a corresponding offsetting amount included in promotional allowances. Promotional allowances also include goods and services, such as complimentary rooms and food and beverage, earned in the Program. We reward customers, through the use of the Program, with points based on amounts wagered or won that can be redeemed for a specified period of time. We record the estimated retail value of these goods and services as revenue and then deduct them as promotional allowance. The estimated departmental costs and expenses of providing these promotional allowances are included in casino operating costs and expenses and consist of the following (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2010	Six Months Ended December 31, 2009	Six Months Ended June 30, 2009	Year Ended December 31, 2008
Room	$2,430	$904	$946	$1,758
Food and beverage	5,500	3,270	3,102	7,638
Other	369	144	5	1

Total	$8,299	$4,318	$4,053	$9,397

Advertising

        Costs for advertising are expensed as incurred or the first time the advertising takes place. Advertising expense, which is generally included in marketing, advertising and promotions in the accompanying consolidated statements of operations, was approximately $1.4 million, $0.9 million, $0.7 million and $1.6 million for the year ended December 31, 2010, the Successor Period, the Predecessor Period and the year ended December 31, 2008, respectively.

Gaming Taxes

        We are subject to taxes based on the number of gaming devices and gross gaming revenues, subject to applicable adjustments. These gaming taxes are an assessment on our gaming revenues and are recorded in casino expense in the accompanying consolidated statements of operations. Gaming taxes totaled approximately $2.3 million, $1.4 million, $1.6 million and $3.9 million for the year ended December 31, 2010, the Successor Period, the Predecessor Period and the year ended December 31, 2008, respectively.

Preopening

        Preopening expenses have been expensed as incurred. Preopening expenses include payroll, outside services and other expenses related to new operations. We incurred preopening expenses of approximately $0.6 million for the year ended December 31, 2010 primarily related to the development of Café Nikki, Nikki Beach nightclub and Beach Club.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Share-based Compensation

        We account for share-based awards exchanged for services in accordance with the authoritative accounting guidance for share-based payments. Under the guidance, share-based compensation expense is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense, net of estimated forfeitures, on a straight-line basis over the requisite service period of the award. For the year ended December 31, 2010, we recognized approximately $15,000 of share-based compensation expense which is included in general and administrative expenses in the accompanying consolidated statements of operations.

Income Taxes

        We are subject to income taxes in the United States. Income taxes are recognized for the amount of taxes payable for the current year and for the impact of deferred tax liabilities and assets, which represent future tax consequences of events that are recognized differently in the financial statements than for tax purposes. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under this accounting guidance, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Accounting standards require the recognition of future tax benefit to the extent that realization of such benefit is more likely than not. Otherwise, a valuation allowance is applied.

        The Company's income tax returns are subject to examination by the Internal Revenue Service ("IRS"). The Company assesses potentially unfavorable outcomes of such examinations based on accounting standards for uncertain income taxes. The accounting standards prescribe a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.

        Uncertain tax position accounting standards apply to all tax positions related to income taxes. These accounting standards utilize a two-step approach for evaluating tax positions. Recognition (Step I) occurs when the Company concludes that a tax position, based on its technical merits, is more likely than not to be sustained upon examination. Measurement (Step II) is only addressed if the position is deemed to be more likely than not to be sustained. Under Step II, the tax benefit is measured as the largest amount of benefit that is more likely than not to be realized upon settlement. Use of the term "more likely than not" is consistent with how that term is used in accounting for income taxes (i.e. likelihood of occurrence is greater than 50%).

        Tax positions failing to qualify for initial recognition are recognized in the first subsequent interim period that they meet the "more likely than not" standard. If it is subsequently determined that a previously recognized tax position no longer meets the "more likely than not" standard, it is required that the tax position is derecognized. Accounting standards for uncertain tax positions specifically prohibit the use of a valuation allowance as a substitute for derecognition of tax positions. As applicable, the Company will recognize accrued penalties and interest related to unrecognized tax benefits in the provision for income taxes. During the years ended December 31, 2010 and 2009, the Company recognized no amounts for interest or penalties.

        The Predecessor's operating results are included in the consolidated federal income tax return of TEH. For purposes of the Predecessor's financial statements, the provision for income taxes has been prepared using the separate return method. TEH managed its tax position for the benefit of its entire

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

portfolio of businesses. As a result, the assumptions, methodologies and calculations made for the purposes of determining the Predecessor's tax provision and related tax accounts in the consolidated financial statements herein may differ from those made by TEH and are not necessarily reflective of the tax strategies that the Predecessor would have followed as a separate stand-alone company.

        In applying the separate return method, income taxes were determined using the asset and liability method of accounting. For purposes of accounting for deferred taxes of the Predecessor, deferred tax assets and liabilities were recognized for future tax consequences attributable to differences between the financial statement carrying amounts and the corresponding tax carrying amounts of assets and liabilities. Deferred tax assets are also recognized for tax loss and tax credit carryforwards generated after 2006. A valuation allowance was recorded to reduce deferred tax assets as it is more likely than not that a tax benefit will not be realized based on available evidence weighted towards evidence that was objectively verifiable.

Subsequent Events

        We evaluated all activity through the date the consolidated financial statements were issued, and concluded that no other material subsequent events would require recognition in the financial statements or disclosure in the notes to the financial statements.

Recently Issued Accounting Standards

        In April 2010, accounting guidance was updated regarding the accounting for casino base jackpot liabilities. The guidance clarifies that an entity should not accrue jackpot liabilities (or portion thereof) before a jackpot is won if the entity can avoid paying the jackpot but should be accrued and charged to revenue when an entity has the obligation to pay the jackpot. The guidance applies to both base and progressive jackpots. The effect of the guidance should be recorded as a cumulative-effect adjustment to opening retained earnings in the period of adoption. We adopted the new accounting guidance upon emergence from the Chapter 11 Cases and the adoption did not have a material impact on our consolidated financial statements.

        In January 2010, new accounting guidance was updated regarding fair value measurements and disclosures. The guidance clarifies and extends the disclosure requirements about recurring and nonrecurring fair value measurements. We adopted the new accounting guidance in the first quarter of 2010 and the adoption did not have a material impact on our consolidated financial statements.

        In June 2009, new accounting standards were issued regarding the consolidation of variable interest entities. These new accounting standards address the effects of elimination of the qualifying special-purpose entity concept from previous standards. These new accounting standards amend previous guidance in determining whether an enterprise has a controlling financial interest in a variable interest entity. This determination identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of a variable interest entity that most significantly impacts the entity's economic performance and the ability to absorb losses or the right to receive benefits of the entity that could potentially be significant to the variable interest entity. We adopted the new accounting standards on January 1, 2010. The adoption of these new accounting standards did not have a material impact on our consolidated financial statements.

        A variety of proposed or otherwise potential accounting standards are currently under consideration by standard-setting organizations and certain regulatory agencies. Because of the tentative

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

and preliminary nature of such proposed standards, we have not yet determined the effect, if any, that the implementation of such proposed standards would have on our financial statements.

Reclassifications

        Certain amounts in the consolidated financial statements for the Successor Period, the Predecessor Period and the year ended December 31, 2008 have been reclassified to conform to the 2010 presentation. These reclassifications had no effect on the previously reported net loss.

3. Fresh-Start Reporting

        In accordance with accounting guidance related to financial reporting by entities in reorganization under the Bankruptcy Code, we adopted fresh-start reporting upon emergence from the Chapter 11 Cases on July 1, 2009. We were required to apply the provisions of fresh-start reporting to our financial statements because (i) the reorganization value of the assets of the emerging entity immediately before the date of confirmation was less than the total of all post-petition liabilities and allowed claims and (ii) the holders of the existing voting shares of the Company's common stock immediately before confirmation (i.e., the holders of shares of the common stock of the Predecessor that were issued and outstanding prior to the commencement of the Chapter 11 Cases) received less than 50 percent of the voting shares of the emerging entity. Under the accounting guidance, fresh-start reporting is required on the date which the plan of reorganization is confirmed by the Bankruptcy Court, but further provides that fresh-start reporting should not be applied until all material conditions to the Bankruptcy Plan are satisfied. All material conditions to the Bankruptcy Plan were satisfied as of July 1, 2009, the Effective Date.

        Fresh-start reporting generally requires resetting the historical net book value of assets and liabilities to fair value by allocating the entity's enterprise value as set forth in the Bankruptcy Plan to its assets and liabilities pursuant to accounting guidance related to business combinations as of the Effective Date. To facilitate the calculation of the reorganized company's enterprise value, various valuations methods, including the discounted cash flow method of the income approach and the cost approach were utilized. The enterprise value using the discounted cash flow method of the income approach was determined using financial projections from July 1, 2009 through 2014 at a discount rate of 14%. The discount rate was determined based on a weighted average cost of capital analysis based on comparable statistics from the Company's peer group. Revenues for the period July 1, 2009 through December 31, 2009 and the year ended December 31, 2010 were assumed to be $53.9 million and $114.3 million, respectively. The assumed revenue growth rate for 2011, 2012, 2013 and 2014 was 20.4%, 9.8%, 8.3% and 8.4%, respectively. The financial projections include anticipated changes associated with the Company's capital improvement project, general market conditions and other factors. The marginal tax rate was assumed to be 35%. The terminal value was calculated by utilizing an exit multiple based on twelve month EBITDA of 7.0x. The basis for the exit multiple was comparable company EBITDA multiples of the Company's peer group, which, given the current assessment of the Company in light of the market comparables, the minimum of the range was utilized. Equal weight was applied to both the income and cost approach to reach an enterprise value of $230.0 million.

        In accordance with fresh-start reporting the Company's enterprise value has been allocated to its then existing assets and liabilities. Fair value for real property such as land was determined using market comparable data. Other real property such as building and building improvements were valued

Notes to Consolidated Financial Statements (Continued)

3. Fresh-Start Reporting (Continued)

based on the depreciable replacement cost method as was personal property such as furniture and fixtures. Personal property such as slot machines were valued using market prices of similar assets as an active secondary market exist. In addition, liabilities, other than deferred taxes, have been recorded at the present value of amounts estimated to be paid. Deferred taxes have been determined in accordance with accounting guidance related to accounting for income taxes.

        The determination of fair value of assets and liabilities is subject to significant estimation and assumptions and there can be no assurances that the estimates, assumptions and values reflected in the valuations will be realized and actual results could vary materially. The effect of the Bankruptcy Plan

Notes to Consolidated Financial Statements (Continued)

3. Fresh-Start Reporting (Continued)

and fresh-start reporting resulted in the following adjustments to the Company's consolidated balance sheet as of July 1, 2009 (in thousands):

	Predecessor					Successor
	June 30, 2009	Restructuring of debt and equity		Fresh-start adjustments		July 1, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$7,577	$—		$9,537	(c)	$17,114
Restricted cash	14,143	—		(9,191	)(c)	4,952
Receivables, net	656	—		130	(d)	786
Deposits	—	—		540	(d)	540
Inventories, net	765	—		—		765
Prepaid expenses and other assets	8,915	—		(5,797	)(d)	3,118

Total current assets	32,056	—		(4,781)		27,275
Property and equipment, net	202,000	—		27,182	(d)	229,182
Due from Tropicana Entertainment Holdings, LLC	639,967	(639,967	)(a)	—		—
Other assets, net	1,033	—		(820	)(d)	213

Total assets	$875,056	$(639,967)		$21,581		$256,670

LIABILITIES AND STOCKHOLDERS'/MEMBER'S EQUITY
Current liabilities not subject to compromise:
Current portion of capital lease obligations	$320	$—		$—		$320
Accounts payable	5,526	13,411	(a)	—		18,937
Accrued compensation and benefits	5,128	—		(330	)(d)	4,798
Due to affiliates, net	134	(134	)(a)	—		—
Other accrued expenses	2,299	—		125	(d)	2,424
Intercompany	2,086	(2,086	)(a)	—		—

Total current liabilities not subject to compromise	15,493	11,191		(205)		26,479
Capital lease obligations	191	—		—		191
Deferred tax liabilities	21,298	(21,298	)(a)	—		—

Total liabilities not subject to compromise	36,982	(10,107)		(205)		26,670
Liabilities subject to compromise	475,464	(475,464	)(a)	—		—

Total liabilities	512,446	(485,571)		(205)		26,670
Stockholders'/Member's Equity:
Predecessor Member's equity	362,610	(154,440	)(b)	(208,170	)(e)	—
Successor preferred stock, common stock and additional paid-in capital	—	44	(b)	229,956	(e)	230,000

Total stockholders'/member's equity	362,610	(154,396)		21,786		230,000

Total liabilities and stockholders'/member's equity	$875,056	$(639,967)		$21,581		$256,670

(a)
Reflects the discharge of most of the Predecessor's pre-petition liabilities in accordance with the Bankruptcy Plan, including offset of certain accounts receivable, the settlement of remaining liabilities subject to compromise through accrual of reinstated obligations or distributions payable.

(b)
Reflects the issuance of the Successor's common stock to pre-petition creditors, the loss on discharge of liabilities subject to compromise and other costs incurred pursuant to the Bankruptcy Plan.

Notes to Consolidated Financial Statements (Continued)

3. Fresh-Start Reporting (Continued)

(c)
Reflects the reclassification of restricted cash related to pre-petition liabilities to cash and cash equivalents.

(d)
Reflects revaluation of assets and liabilities to fair values, in accordance with accounting guidance related to business combinations.

(e)
Reflects the elimination of the Predecessor's member's equity, resulting in the Successor's equity value of $230.0 million.

4. Reorganization Items (Predecessor)

        Reorganization items represent amounts the Predecessor incurred since the Petition Date as a direct result of the Chapter 11 Cases and was comprised of the following (in thousands):

	Predecessor
	Six Months Ended June 30, 2009	Year Ended December 31, 2008
Professional fees	$1,565	$2,990
Interest income	(77)	(577)
Other	14	59

Total reorganization items, net	$1,502	$2,472

        Professional fees include financial, tax, legal, real estate and valuation services, among other items, that are directly associated with the reorganization process. Cash payments pertaining to these reorganization items amounted to approximately $1.6 million and $2.9 million for the Predecessor Period and the year ended December 31, 2008, respectively.

        We continue to incur expenses related to the Predecessor's Chapter 11 proceedings, which includes professional fees that were classified as reorganization items by the Predecessor. Upon the Effective Date, these expenses are classified in operating costs and expenses, primarily in general and administrative expense in our consolidated statements of operations.

5. Receivables, net

        Receivables, net consisted of the following (in thousands):

	Successor
	December 31,
	2010	2009
Hotel	$1,244	$1,113
Casino	789	316
Other	129	112

	2,162	1,541
Less: allowance for doubtful accounts	(137)	(215)

Receivables, net	$2,025	$1,326

Notes to Consolidated Financial Statements (Continued)

6. Property and Equipment, net

        Property and equipment, net consisted of the following (in thousands):

	Successor
	December 31,
	2010	2009
Land and improvements	$205,152	$200,898
Building and improvements	44,727	21,500
Furniture, fixtures and equipment	13,732	9,619
Construction in progress	62,798	23,932

	326,409	255,949
Less: accumulated depreciation and amortization	(11,710)	(2,239)

Property and equipment, net	$314,699	$253,710

Capital Improvement Project

        In July 2009, we began a large-scale renovation of Tropicana Las Vegas. We plan to spend approximately $147.0 million on capital improvements, of which $95.1 million was spent as of December 31, 2010. The capital improvement project includes:

  •
  a complete renovation of hotel rooms and suites to update furnishings and amenities, substantially upgrading the guest room experience;

  •
  a comprehensive casino remodel including a refurbishment of the casino floor which includes new slot machines, furnishings, carpet, new ceilings, walls and columns, table layouts, gaming chairs and other items;

  •
  the addition of the Nikki Beach nightclub and beach club to make Tropicana Las Vegas more competitive with the offerings of its competitors;

  •
  redevelopment of the pool area;

  •
  enhancement of the food and beverage facilities including remodeled and/or new bar locations on the casino floor intended to significantly improve the casino guest experience;

  •
  a complete remodel of the convention center;

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

        In addition to the projects funded under our $147.0 million capital budget, we plan the expansion and renovation of a 4,200 square foot race and sports book which offers a full suite of unique sports betting technology, including in-running sports wagering, the development of a state-of-the-art spa

Notes to Consolidated Financial Statements (Continued)

6. Property and Equipment, net (Continued)

facility as well as the opening of the theatrical interactive environment, "The Las Vegas Mob Experience" all of which will be funded by third parties.

Impairment Charge

        In accordance with accounting guidance for the impairment or disposal of long-lived assets, when the Bankruptcy Plan was confirmed on May 5, 2009, and it was determined that Tropicana Las Vegas would no longer be owned by the Predecessor, the assets held for sale were reviewed for impairment. As a result, the Predecessor recorded an impairment charge during the Predecessor Period of approximately $427.0 million related to property and equipment as the carrying value exceeded its estimated fair value.

        During the fourth quarter of 2008, the continuing economic downturn and constrained capital markets contributed to a severe decline in value of gaming stocks and gaming assets. As a result, the Predecessor determined that a triggering event in accordance with accounting guidance related to accounting for the impairment or disposal of long-lived assets occurred in the fourth quarter of 2008, therefore its property and equipment should be reviewed for impairment. Based on estimated undiscounted future cash flows, the Predecessor determined that the carrying value of the property and equipment exceeded its estimated undiscounted cash flows. As a result, the Predecessor performed a fair value analysis for these assets and recorded an impairment charge of approximately $187.4 million in the year ended December 31, 2008.

Write-off of Abandoned Projects

        During the year ended December 31, 2008, the Predecessor decided to abandon various projects that were in the development stage due to the economic conditions and the Chapter 11 Cases. In conjunction with these decisions, the capitalized costs incurred to date of approximately $26.8 million were written off during the year ended December 31, 2008 which is included in loss (gain) on disposition of assets in the accompanying consolidated statements of operations.

7. Intangible Assets, net (Predecessor)

        As of December 31, 2008, the Predecessor had intangible assets, net of approximately $0.7 million which included an indefinite lived trade name valued at approximately $0.5 million and other definite lived intangible assets valued at approximately $0.3 million. Amortization was computed on a straight-line basis for definite lived intangible assets over an estimated useful life of 9 to 60 years. Amortization expense was approximately $25,000 for the year ended December 31, 2008.

Notes to Consolidated Financial Statements (Continued)

8. Debt

        Debt consists of the following (in thousands):

	Successor
	December 31,
	2010	2009
Revolving facility, $50 million limit, interest at 4%	$27,000	$—
Other long-term debt	2,333	2,320

	29,333	2,320
Less current portion	(1,179)	(1,447)

Total long term debt, net	$28,154	$873

Credit Agreement

        In March 2010, we entered into a $60.0 million credit agreement (the "Credit Agreement") comprised of a $50.0 million revolving credit facility (the "Revolver") and a $10.0 million delayed draw term loan (the "Term Loan"). The maturity date for the Credit Agreement is March 2014. The Revolver bears interest at 4% per annum. The fee for any unfunded portion of the Revolver is 0.75%. Proceeds from the Revolver are being used to finance current ongoing capital improvement projects and other general corporate purposes. Proceeds from the Term Loan will be used to finance the construction and build-out of our night club and related amenities as part of our capital improvement project. The Term Loan bears interest at 6% per annum and requires quarterly principal payments equal to the 100% of the net income generated by the night club as long as an amount is outstanding under the Term Loan, as defined. The fee for any undrawn portion of the Term Loan is 1.00%. Pursuant to the terms of the Credit Agreement, we are required to establish an interest reserve account, as defined.

        The Credit Agreement contains certain financial and other covenants. The covenants, among other things, restrict, subject to certain exceptions, our ability to incur additional indebtedness; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends or make distributions; engage in certain transaction with affiliates; and make investments. Substantially all the assets of Tropicana Las Vegas are pledged as collateral under the Credit Agreement.

Other long-term debt

        In June 2010, we entered into an equipment financing agreement in the amount of $1.2 million at an interest rate of 6.9%, terminating in July 2015. The agreement requires monthly payments of $21,000 beginning August 2010 with a residual payment of $116,000 to be paid in the final month.

        In addition, we lease certain equipment under capital leases. These agreements have been capitalized at the present value of the future minimum lease payments at inception and are included in property and equipment. Under the terms, the lease agreements are non-interest bearing. As a result, no imputed interest was recorded as it was not material to the financial statements.

Notes to Consolidated Financial Statements (Continued)

8. Debt (Continued)

        Scheduled maturities of long-term debt are as follows (in thousands):

Years Ending December 31,
2011	$1,179
2012	242
2013	238
2014	27,253
2015	421
Thereafter	—

Total	$29,333

Predecessor

        As a result of the bankruptcy filing as discussed in Note 1, claims against the Predecessor, including those related to the Las Vegas Term Loan were stayed. Subsequent to the Petition Date, the Bankruptcy Court authorized the Predecessor to use cash maintained in an escrow account pursuant to the terms of the Las Vegas Term Loan, to make adequate protection payments that include interest on the Las Vegas Term Loan which were approximately $3.5 million and $16.0 million for the Predecessor Period and year ended December 31, 2008, respectively. By virtue of the Bankruptcy Plan becoming effective the Las Vegas Term Loan was cancelled.

9. Derivative Instrument (Predecessor)

        In January 2007, the Predecessor entered into an interest rate swap agreement with a notional amount of $440.0 million converting its floating-rate debt to a fixed rate of 5.1% based on three-month LIBO Rate. The interest rate swap was not designated as a hedging instrument for accounting purposes and as a result gains or losses resulting from the change in fair value of the interest rate swap were recognized in earnings in the period of change.

        The difference between amounts received and paid under the Predecessor's interest rate swap agreement, as well as costs or fees, was recorded as a reduction of or an addition to interest expense as incurred over the life of the interest rate swap. The net effect of the interest rate swap resulted in an increase in interest expense of approximately $1.4 million for the period January 1, 2008 through the Petition Date.

        The filing for bankruptcy protection on May 5, 2008 resulted in early termination of the interest swap agreement. The interest rate swap agreement provided that upon an early termination, the market value of the interest rate swap agreement as of the date of the early termination was due and interest payable on this amount was owed at the prime rate plus 2%. The fair value of the interest rate swap agreement, as of May 5, 2008 was approximately $2.7 million. Pursuant to the Bankruptcy Plan the pre-petition liability was discharged as of the Effective Date.

Notes to Consolidated Financial Statements (Continued)

10. Related Party Transactions

Armenco Lease

        As discussed in Note 1, on June 22, 2009, we entered into a lease agreement with Armenco (the "Armenco Lease") in which we leased the real and non-gaming personal property of our hotel and casino, including the restaurants, lounges, retail shops and other related support facilities, and the operation thereof to Armenco until such time as we were able to obtain all governmental registrations, findings of suitability, licenses, qualifications, permits and approvals pursuant to the gaming laws and regulations of the State of Nevada and Clark County liquor and gaming codes necessary for us to own and operate our gaming facility directly, which occurred on December 1, 2010. Under the terms of the lease, we were required to pay a fee equal to 2% of net revenues and 5% of EBITDA, each as defined, to be paid to Armenco. Armenco shall in turn pay rent in the amount of $1.00 per month. We incurred approximately $1.0 million and $0.7 million in expense related to the Armenco Lease for the year ended December 31, 2010 and the Successor Period, respectively, which is included in management fees in the accompanying consolidated statement of operations.

Management Agreement

        Effective December 1, 2010, we received the necessary approvals and licenses for us to own and operate our gaming facility directly and as a result, the Armenco Lease was terminated and the operation of our hotel and casino was thereafter managed by Trilliant Management, LP ("Trilliant Management"), pursuant to the terms of the management agreement entered into in May 2010 (the "Management Agreement"). Trilliant Management is controlled by its general partner, Trilliant Gaming Nevada Inc. ("Trilliant Gaming"), which is owned by each of Mr. Alex Yemenidjian, our Chairman of the Board, Chief Executive Officer and President, Mr. Timothy Duncanson, a director of the Company and Mr. Gerald Schwartz, the chairman and controlling stockholder of Onex Corporation. Together Messrs. Yemenidjian, Duncanson and Schwartz own 100% of the outstanding voting securities of Trilliant Gaming. The only other outstanding capital stock of Trilliant Gaming is one non-voting preferred share held by Mr. Yemenidjian, which share had a subscription price of $10,000 and upon a liquidation of Trilliant Gaming is entitled to receive the subscription price plus any accrued and unpaid dividends (dividends accrue at the rate of 8% per annum). This one non-voting preferred share represents a de minimus ownership interest in and has no effect on the control of Trilliant Gaming. A stockholder agreement between Messrs. Yemenidjian, Duncanson and Schwartz sets forth the rights of each of them with respect to control of Trilliant Gaming and, in turn, our securities owned by the Onex Armenco Gaming Entities. The Onex Armenco Gaming Entities were formed by entities affiliated with Onex Corporation.

        The Management Agreement provides for Trilliant Management to assist us in the management and operation of Tropicana Las Vegas beginning December 1, 2010 and terminating on November 30, 2020. For each fiscal year or portion thereof during the term of the Management Agreement, we will pay Trilliant Management a fee equal to the sum of 2% of all revenue from the operation of Tropicana Las Vegas (the "Revenue Fee") and 5% of EBITDA after reduction of the Revenue Fee (each as defined). We incurred approximately $0.1 million in expense related to the Management Agreement for the year ended December 31, 2010, which is included in management fees in the accompanying consolidated statements of operations.

Notes to Consolidated Financial Statements (Continued)

10. Related Party Transactions (Continued)

Onex Corporation

        In September 2010, Onex Corporation, our majority shareholder, held its annual corporate retreat/meeting at Tropicana Las Vegas utilizing both hotel rooms and meeting facilities. Payments related to such usage totaled approximately $138,000.

Support Services (Predecessor)

        Wimar provided various support services such as purchasing, internal audit, human resources and advertising through September 2008 which were charged to the Predecessor. In addition, Columbia Sussex Corporation ("CSC"), a company related by common ownership to the Predecessor, provided, until April 30, 2009, various administrative and accounting services such as accounts payable, cash management and payroll to the Predecessor under a series of administrative services agreements. The Predecessor also participated in general liability, workers' compensation, property and health insurance programs facilitated by CSC. The operations of the Predecessor were separate and apart from Wimar and CSC. Any costs incurred by Wimar or CSC for the benefit of or related to the Predecessor's operations were charged to the Predecessor. Effective April 30, 2009, the Predecessor terminated the administrative services agreements with CSC in anticipation of the Bankruptcy Plan as discussed in Note 3. Expenses related to these shared and administrative services totaled approximately $85,000 and $247,000 for the Predecessor Period and the year ended December 31, 2008, respectively. Pursuant to the Bankruptcy Plan, the pre-petition liabilities were discharged as of the Effective Date.

11. Commitments and Contingencies

Leases

        We lease certain equipment used in our operations under operating lease arrangements. Future minimum lease payments required under non-cancelable operating leases are as follows (in thousands):

Years Ending December 31,
2011	$19
2012	14
2013	5
2014	—
2015	—
Thereafter	—

Total	$38

        Rent expense totaled approximately $40,000, $0.1 million, $44,000 and $90,000 for the year ended December 31, 2010, the Successor Period, the Predecessor Period and the year ended December 31, 2008, respectively, which is inclusive of any usage related fees.

Litigation

        Pursuant to the Bankruptcy Plan discussed in Note 1, we have assumed certain obligations and liabilities of the Predecessor, particularly liabilities in respect of post-bankruptcy petition administrative expenses. As of December 31, 2010, we have paid (or agreed to pay) approximately $2.5 million in allowed priority and cure claims and in non-professional fee administrative expenses and, with the

Notes to Consolidated Financial Statements (Continued)

11. Commitments and Contingencies (Continued)

exception of five disputed administrative/priority claims in the aggregate asserted amount of approximately $1.3 million, we do not anticipate any material additions to such claims or expenses. Professionals employed at the expense of the bankruptcy estates of the Predecessor and other debtors have filed applications for allowance of approximately $13.0 million in professional fees and expenses against the Predecessor. We dispute and have objected to many of those applications in advance of a hearing before the Bankruptcy Court, which is scheduled for May 11, 2011, and believe that our liability in respect of such claimed professional fees and expenses will be materially less than the amounts requested, but we can give no assurance in this regard. TEH has asserted a claim of approximately $520,000 for management fees and an unliquidated contingent claim relating to alleged workers' compensation liabilities. We dispute a portion of the claimed management fee and are currently in discussions with TEH regarding a resolution. We dispute the claim in respect of workers' compensation liabilities in its entirety. However, no assurance can be given that the claims asserted will be ultimately disallowed or will not have a material adverse impact on the Company.

        We are a plaintiff in a civil action pending in the Eighth Judicial District Court in the County of Clark, Nevada, called Tropicana Las Vegas, Inc. and Hotel Ramada of Nevada, LLC v. Aztar Corporation and Tropicana Entertainment, LLC (Case No. A09595469-B). We are seeking confirmation from the court that we have the right to use the "Tropicana" name based on implied and express agreements and the application of principles of estoppel. The defendants contend that they alone have a right to use the "Tropicana" name and, further, have asserted a counterclaim that we are infringing on their purported trademark rights by using the "Tropicana" name in conducting our business. After the action was filed, the defendants removed it to the United States District Court for the District of Nevada (Case No. 2:09-cv-01488); we moved to remand the action, which motion was granted, the effect being that the case has now returned to state court. Prior to remand, on January 8, 2010, we filed a Motion For Summary Judgment in the United States District Court for the District of Nevada, where the case was then pending. The motion asserted that we are entitled to judgment as a matter of law based on historical agreements concerning the property and the name Tropicana. The defendants filed a Cross-Motion For Summary Judgment in which they asserted an exclusive right to use the "Tropicana" name based on certain federal trademark registrations purportedly assigned to Aztar Corporation in 2007. On June 10, 2010, the Court issued detailed Findings of Fact and Conclusions of Law regarding the Cross-Motion For Summary Judgment. Although the Court did not enter judgment for either us or the defendants, it found that the right to the Tropicana name vested in our predecessor-in-interest. The Court also concluded that there is a question of fact as to whether defendants are bona fide purchasers for value of trademark rights as a result of a September 2007 purported assignment of such rights from Aztar Corporation to Tropicana Entertainment, LLC. The defendants filed a motion asking the Court to reconsider its Summary Judgment ruling. We filed an Opposition to the Motion For Reconsideration and, on July 30, 2010, the Court denied the defendant's motion. We intend to expeditiously seek a trial on the remaining question of fact.

        On August 10, 2010, the defendants and other parties filed a complaint with the Bankruptcy Court in Delaware seeking (a) a declaratory judgment that the Tropicana trademarks were property of the TEH's bankruptcy estates, that the agent for the TEH "exit facility" (the loan made in connection with the TEH bankruptcy plan) has a lien on the trademarks, that the Predecessors amended bankruptcy schedules (which we filed to reflect the Predecessors interests in the trademarks) are invalid, and that the pending Nevada action violates the automatic stay of TEH's bankruptcy cases; (b) a finding that plaintiffs are in contempt of the order confirming TEH's bankruptcy plan as a result of "willfully and intentionally asserting ownership over the Tropicana Trademarks"; (c) an injunction to prevent the

Notes to Consolidated Financial Statements (Continued)

11. Commitments and Contingencies (Continued)

Nevada court from adjudicating "ownership of the Tropicana Trademarks"; and (d) damages resulting from the alleged "unjust enrichment" that would occur if plaintiffs are determined to own the Tropicana trademarks. On September 8, 2010, we filed with the Bankruptcy Court a motion to dismiss the defendants' complaint for failure to state a claim upon which relief may be granted and to abstain from adjudicating any portion of the complaint that is not dismissed. We have also filed a motion for sanctions as we believe that the complaint in Bankruptcy Court qualifies as a frivolous filing that would support an award of sanctions and/or attorneys fees from the defendants. On October 13, 2010, the defendants filed their opposition to our motion to dismiss and on October 27, 2010, we filed a response to the defendants' opposition. On October 28, 2010, the defendants requested oral argument with respect to the motion to dismiss. The Bankruptcy Court has granted such request, scheduling a hearing for February 2, 2011. That hearing was subsequently adjourned by agreement of the parties to March 22, 2011. Discovery is ongoing, and we therefore cannot express an opinion at this time on the outcome of the case.

Contingencies

        In the ordinary course of business, we enter into numerous agreements that contain standard guarantees and indemnities whereby we indemnify another party for breaches of representations and warranties. Many of these parties are also indemnified against any third party claim resulting from the transaction that is contemplated in the underlying agreement such as a lease agreement. While some of these guarantees extend only for the duration of the underlying agreement, many survive the expiration of the term of the agreement. There are no explicit limitations on the maximum potential amount of future payments that we could be required to make under some of these guarantees. We are unable to develop an estimate of the maximum potential amount of future payments to be made under these guarantees as the triggering events are not predictable. We maintain insurance coverage that mitigates some potential payments to be made.

Nevada Use Tax Refund Claims

        On March 27, 2008, the Nevada Supreme Court issued a decision in Sparks Nugget, Inc. vs. The State of Nevada Department of Taxation that food purchased for subsequent use in the provision of complimentary and/or employee meals was exempt from both sales and use tax. The Predecessor had previously paid use tax on food purchased for subsequent use in complimentary and employee meals at the Predecessor's property and has filed refund claims for the periods from March 2003 through March 2008. Any amount refunded to us would be reduced by a contingent fee owed to a third party advisory firm.

        On April 24, 2008, The State of Nevada Department of Taxation (the "Department") filed a Petition for Rehearing (the "Petition") on the decision. Additionally, on the same date the Nevada Legislature filed an amicus curiae brief in support of the Department's position. The Nevada Supreme Court denied the Department's petition on July 17, 2008. As of December 31, 2008, the Predecessor had not recorded a receivable related to this matter because the refund claims are subject to audit and it is unclear whether the Department will pursue alternative legal theories in connection with certain issues raised in the Nevada Supreme Court case in any audit of the refund claims. However, the Predecessor claimed the exemption on sales and use tax returns for periods subsequent to March 2008 based on the Nevada Supreme Court decision.

Notes to Consolidated Financial Statements (Continued)

12. Stockholders' Equity

Rights Offering

        In April 2010, we consummated a $50.0 million rights offering, pursuant to which we issued and sold 500,000 shares of our class A series 2 convertible participating preferred stock, $0.01 par value per share ("Class A Series 2 Preferred") to certain of our stockholders. As part of this rights offering, we also issued an additional 40,000 shares of Class A Common to purchasers in the offering who provided a "backstop" to the offering (i.e., purchasing the shares of Class A Series 2 Preferred that were unsubscribed for by the other stockholders to ensure that we could raise the full $50.0 million from the offering). Further, we issued an additional 45,585 shares of Class A Series 2 Preferred to the lead arranger and administrative agent of the Credit Agreement as consideration for providing the Term Loan and Revolver (Note 8).

Common Stock

        We are authorized to issue up to 11,000,000 shares of our Class A Common and up to 5,182,808 shares of our Class B Common. As of December 31, 2010, 4,529,485 shares of our Class A Common were outstanding. As of December 31, 2010, no Class B Common have been issued. Except as otherwise provided by our articles of incorporation or Nevada law, each holder of the Class A Common is entitled to one vote, in person or by proxy, for each share standing in such holder's name on our stock transfer records. To the fullest extent permitted by law, holders of Class B Common shall not be entitled to vote on any matter submitted to a vote of our stockholders. Each share of Class A Common is convertible into a share of Class B Common, in each case as adjusted for any stock dividends, splits, combinations, recapitalizations, reclassifications and similar events. Each share of Class B Common is convertible into a share of Class A Common, in each case as adjusted for any stock dividends, splits, combinations, recapitalizations, reclassifications and similar events, provided that such conversion is in compliance with, and such holder has, all necessary approvals and licenses under all applicable gaming laws.

        Holders of shares of common stock are entitled to receive dividends only when, as and if approved by our board of directors from funds legally available for the payment of dividends, after payment of dividends on our outstanding series of preferred stock. Our stockholders are entitled to share ratably in the assets legally available for distribution to our stockholders in the event of our liquidation, dissolution or winding up, voluntarily or involuntarily, after payment of, or adequate provision for, all of our known debts and liabilities and of any preferences of the Class A Preferred and Class A Series 2 Preferred or any other series of its preferred stock that may be outstanding in the future. These rights are subject to the preferential rights of any other series of our preferred stock that may then be subject to compliance with the stockholders' agreement, dated July 1, 2009 (the "Stockholders' Agreement") and applicable federal and state securities laws, including the Nevada Gaming Control Act, our common stock may be transferred without any restrictions or limitations.

        Pursuant to the Bankruptcy Plan, we issued a warrant to purchase up to 664,122 shares of our Class B Common to TEH (the "TE Warrant"). As of December 31, 2010, the TE Warrant is outstanding. The TE Warrant is exercisable by TEH at any time on or prior to the earlier of (i) 5:00 pm, New York City time, on July 1, 2013, or (ii) a date on which we sell, lease, transfer or otherwise dispose of substantially all of our property, assets or business, another person or entity acquires all or substantially all of our shares of common stock or we consolidate with or merge with or into another person or entity or enter into a business combination with another person. The exercise price per share for the TE Warrant is equal to (a) $66,412,373 plus interest accrued from and after

Notes to Consolidated Financial Statements (Continued)

12. Stockholders' Equity (Continued)

July 1, 2009 at the rate of 15% per annum, compounded annually, divided by (b) 664,122. As of December 31, 2010, the exercise price of the TE Warrant was $122.52. In order to exercise the TE Warrant, TEH is required to become a party to the Stockholders' Agreement. Based on the valuation models used and related assumptions, no value has been ascribed to the TE Warrant in the accompanying consolidated financial statements.

Preferred Stock

        We are authorized to issue up to 750,000 shares of our Class A Preferred all of which are outstanding at December 31, 2010. We are authorized to issue up to 545,702 of our Class A Series 2 Preferred (collectively with Class A Preferred, "Preferred Stock"). As of December 31, 2010, 545,585 shares of Class A Series 2 Preferred are outstanding. The Preferred Stock constitutes a series of our preferred stock, consisting of an aggregate of 1,295,702 shares having a per share liquidation preference amount equal to the greater of (i) $100 plus the amount of accrued and unpaid dividends for any prior dividend periods; and (ii) an amount equal to the amount the holders of the Preferred Stock would have received upon liquidation, dissolution or winding up of the Company had such holders converted their shares of the Preferred Stock into shares of our common stock immediately prior to such liquidation, dissolution or winding up.

        Dividends on the Preferred Stock are payable semi-annually in arrears, when, as and if authorized and declared by our board of directors out of legally available funds, on a cumulative basis on the $100 per share original purchase price plus the amount of cumulated and unpaid dividends for any prior dividend periods. Dividends on the Preferred Stock are calculated at a rate of 12.5% per annum and are payable semi-annually in arrears, commencing in February 2010 for the Class A Preferred and October 2010 for the Class A Series 2 Preferred. Each dividend will be payable to holders of record as they appear on our stock register on the applicable record date, which will be the 15th calendar day immediately preceding the related dividend payment date (whether or not a business day), or such other record date determined by our board of directors that is not more than 60 nor less than ten days prior to the related dividend payment date. Each period from and including a dividend payment date (or the date of the issuance of the Preferred Stock) to but excluding the following dividend payment date is referred to as a "dividend period." Dividends payable for each dividend period are computed on the basis of a 360-day year consisting of twelve 30-day months. Any payment of a dividend will first be credited against the earliest cumulated but unpaid dividend due with respect to such share that remains payable.

        Dividends on the Preferred Stock will be cumulative. If for any reason our board of directors does not declare a dividend on the Preferred Stock for a particular dividend period, or if our board of directors declares less than a full dividend, we will remain obligated to pay the unpaid portion of the dividend for that period and the unpaid dividend will compound on each subsequent dividend date (meaning that dividends for future dividend periods will be calculated on any unpaid dividend amounts for prior dividend periods).

        We are not obligated to pay holders of the Preferred Stock any dividend in excess of the dividends on the Preferred Stock that are payable as described above. There is no sinking fund with respect to dividends on the Preferred Stock. So long as the Preferred Stock remains outstanding, we may not declare or pay a dividend or other distribution on our common stock or any other shares that rank junior to the Preferred Stock (other than dividends payable solely in common stock), and we generally may not directly or indirectly purchase, redeem or otherwise acquire any shares of common stock

Notes to Consolidated Financial Statements (Continued)

12. Stockholders' Equity (Continued)

unless all accrued and unpaid dividends on the Preferred Stock for all past dividend periods are paid in full. As of December 31, 2010, we had approximately $18.4 million in unrecorded dividend liability.

        Each share of Preferred Stock is convertible into shares of common stock. Each holder of the Preferred Stock is entitled to convert any and all shares of such stock into shares of Class A Common or Class B Common (at the option of such holder) provided that the conversion of Preferred Stock to Class A Common will not be permitted unless such conversion is in compliance with, and such holder has, all necessary approvals and licenses under all applicable gaming laws. The number of shares of Class A Common or Class B Common (at the option of such holder) that each Preferred Stock can be converted into can be determined by dividing (i) the sum of the $100 per share original purchase price of the Preferred Stock and the amount of cumulated and unpaid dividends for any prior dividend periods by (ii) the conversion price at the time of the conversion. The initial conversion price is $25. Each outstanding share of Preferred Stock will automatically convert into a number of shares of Class A Common or Class B Common, as the case may be, upon any initial public offering of our common stock on a national stock exchange.

        Subject to any preferences that may be granted to the holders of our preferred stock, each holder of common stock is entitled to receive ratably such dividends as may be declared by the board of directors out of funds legally available therefore, as well as any distributions to the stockholders and, in the event of liquidation, dissolution or winding up of the Company, is entitled to share ratably in all assets of the Company remaining after payment of liabilities.

13. Share-Based Compensation

        On September 16, 2010, the board of directors approved, and we adopted, the 2010 Non-Employee Director Restricted Stock Plan (the "2010 Plan") which provided for the grant of restricted stock to non-employee directors. During the year ended December 31, 2010, 8,000 restricted stock awards were granted with a weighted average grant date fair value of $4.89, of which 2,000 vested immediately and the remaining will vest equally over 3 years. We determined the fair value associated with these units taking into account our estimated enterprise value, expected term of the units at 1.0 year, expected volatility based on expected volatility of equity instruments of comparable companies at 53.9% and a risk free rate of 0.3% for the year ended December 31, 2010. The estimated fair value of the units will be recognized in expense on a straight-line basis over the requisite service periods of the awards.

        At December 31, 2010, we had unearned share-based compensation of approximately $24,000 associated with the 2010 Plan which is expected to be recognized in general and administrative expense over a period of approximately 2.5 years.

14. Basic and Diluted Net Income (Loss) Per Share

        We compute net income (loss) per share in accordance with accounting guidance which requires presentation of both basic and diluted earnings per share ("EPS") on the face of the statements of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

Notes to Consolidated Financial Statements (Continued)

14. Basic and Diluted Net Income (Loss) Per Share (Continued)

        Due to the net loss for the year ended December 31, 2010 and the Successor Period, all potential common shares of 5.8 million and 3.0 million, respectively, were anti-dilutive, and therefore were not included in the computation of diluted earnings per share. As a result, basic EPS is equal to diluted EPS for the year ended December 31, 2010 and the Successor Period.

15. Employee Benefit Plans

Retirement Plans

        We have a defined contribution plan that covers substantially all employees who are not covered by a collective bargaining agreement. The plan allows employees, at their discretion, to make contributions of their before-tax earnings to the plan up to an annual maximum amount. We currently make no matching contributions. Contributions to these plans for the Predecessor Period and the year ended December 31, 2008 were approximately $50,000 and $47,000, respectively.

Collective Bargaining Agreements

        For employees covered by a collective bargaining agreement, we make contributions based on hours worked, as specified in six union agreements, to union administered, multiemployer, defined contribution pension plans. Contributions to these plans for the year ended December 31, 2010 and the Successor Period were approximately $1.6 million and $0.9 million, respectively.

16. Income Taxes

        The Predecessor's operating results have been included in consolidated federal, state and local income tax returns filed by TEH. The tax payments, if any, related to the returns were paid by TEH. However, the income tax expense reflected in the Predecessor consolidated statement of operations and deferred tax assets and liabilities reflected in the Predecessor consolidated balance sheet have been prepared as if these amounts were computed on a separate return basis.

        The income tax expense and deferred income taxes recorded in the accompanying Predecessor consolidated financial statements may not necessarily reflect the income tax expense or deferred income taxes of the Predecessor had it been a separate stand-alone company during the Predecessor Period.

        The Company's provision (benefit) for income taxes consists of the following (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2010	Six Months Ended December 31, 2009	Six Months Ended June 30, 2009	Year Ended December 31, 2008
Current	$—	$—	$—	$(18,425)
Deferred	—	—	(129,452)	(72,036)

Total income taxes	$—	$—	$(129,452)	$(90,461)

Notes to Consolidated Financial Statements (Continued)

16. Income Taxes (Continued)

        The income tax provision differs from that computed at the federal statutory corporate tax rate as follows:

	Successor		Predecessor
	Year Ended December 31, 2010	Six Months Ended December 31, 2009	Six Months Ended June 30, 2009	Year Ended December 31, 2008
Federal statutory rate	34.0%	34.0%	35.0%	35.0%
Valuation allowance, net	(34.3)	(34.0)	(5.4)	—
Other	0.3	—	—	0.8

Effective tax rate	—%	—%	29.6%	35.8%

        The tax effects of significant temporary differences representing net deferred tax assets and liabilities consist of the following (in thousands):

	Successor
	December 31,
	2010	2009
Deferred tax assets:
Allowance for doubtful accounts	$47	$35
Accrued compensation	334	—
Accrued management fee	597	—
Property and equipment	1,587	—
Trademark	590	—
Other	193	8
General business credits	278	—
Net operating loss carryforwards	18,701	6,592
Less: valuation allowance	(21,470)	(6,454)

Total deferred tax assets	857	181

Deferred tax liabilities:
Prepaid expenses	(857)	—
Property and equipment	—	(181)

Total deferred tax liabilities	(857)	(181)

Net	$—	$—

        Our federal net operating loss carryforwards in the amount of $55.0 million at December 31, 2010 and $17.9 million at December 31, 2009 will begin to expire in tax years beginning after 2029. Our general business credits in the amount of $0.3 million at December 31, 2010 and $0.1 million at December 31, 2009 will begin to expire in tax years beginning after 2029.

        In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in

Notes to Consolidated Financial Statements (Continued)

16. Income Taxes (Continued)

making this assessment. Management assesses the realizability of deferred tax assets on a quarterly basis. Management has concluded that it is not more likely than not to recognize certain deferred tax assets. As a result, management has recorded a valuation allowance against deferred tax assets.

        We file a federal income tax return in the United States that is subject to examination by the Internal Revenue Service. The 2009 federal income tax return reported a net operating loss as the 2010 federal income tax return is expected to. The statute of limitations for tax years that result in a net operating loss is determined by reference to the tax year in which the loss is utilized.

        The Company follows accounting standards for accounting for uncertain tax positions. This standard requires that tax positions be assessed using a two-step process. A tax position is recognized if it meets a "more likely than not" threshold, and is measured at the largest amount of benefit that is greater than 50 percent likely of being realized. Uncertain tax positions must be reviewed at each balance sheet date. It is the policy of the Company to recognize penalties and interest related to unrecognized tax benefits in the provision for income taxes. As of December 31, 2010 and December 31, 2009, the Company has not recorded a reserve for uncertain tax positions or penalties and interest. We do not anticipate a significant change to the reserve for uncertain tax positions in the next 12 months.

17. Quarterly Financial Information (Unaudited)

	Successor
	Year Ended December 31, 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(amounts in thousands, except per share data)
Net revenues	$13,053	$13,813	$13,094	$14,224
Operating loss	(9,897)	(10,814)	(10,813)	(11,369)
Loss before income taxes	(9,892)	(11,215)	(11,284)	(11,429)
Net loss	(9,892)	(11,215)	(11,284)	(11,429)
Basic and diluted loss per share:
Net loss	$(2.20)	$(2.48)	$(2.49)	$(2.53)

	Year Ended December 31, 2009
	Predecessor		Successor
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(amounts in thousands)		(amounts in thousands, except per share data)
Net revenues	$23,346	$20,548	$18,836	$14,715
Operating loss	(2,845)	(430,806)	(9,657)	(9,367)
Loss before income taxes	(6,420)	(431,293)	(9,642)	(9,346)
Net loss	(4,540)	(303,721)	(9,642)	(9,346)
Basic and diluted loss per share:
Net loss			$(2.18)	$(2.11)