Form 10-Q
period 2011-03-31
Tropicana Las Vegas Hotel & Casino, Inc.
filed 2011-05-13
CIK 1479046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

As of April 29, 2011 there were 4,529,485 shares outstanding of the registrant’s Class A Common Stock, $0.01 par value and no shares outstanding of the registrant’s Class B Common Stock, $0.01 par value.  The issued and outstanding equity securities of the registrant are not publicly traded.

PART I. FINANCIAL INFORMATION

Item I. Financial Statements

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	March 31,	December 31,
	2011	2010
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$8,094	$9,981
Restricted cash	9,118	9,543
Receivables, net	3,086	2,025
Inventories	469	452
Prepaid expenses and other current assets	4,431	3,959
Total current assets	25,198	25,960
Property and equipment, net	328,466	314,699
Other assets, net	5,120	5,313
Total assets	$358,784	$345,972

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$812	$1,179
Accounts payable	9,430	8,433
Construction payable	6,779	2,560
Accrued payroll and related	4,120	3,798
Accrued gaming and related	1,324	1,382
Accrued management fees	2,088	1,755
Other accrued expenses and current liabilities	2,634	1,624
Total current liabilities	27,187	20,731
Long-term debt, less current portion	43,587	28,154
Other long-term liabilities	310	322
Total liabilities	71,084	49,207
Commitment and contingencies (Note 6)
Stockholders’ equity:
Class A preferred stock, $0.01 par value, 750,000 shares authorized, issued and outstanding	8	8
Class A series 2 convertible participating preferred stock, $0.01 par value, 545,702 shares authorized, 545,585 shares issued and outstanding	5	5
Class A common stock, $0.01 par value, 11,000,000 shares authorized, 4,529,485 and 4,487,485 shares issued and outstanding	45	45
Class B common stock, $0.01 par value, 5,182,808 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	359,517	359,515
Accumulated deficit	(71,875)	(62,808)
Total stockholders’ equity	287,700	296,765
Total liabilities and stockholders’ equity	$358,784	$345,972

The accompanying notes are an integral part of these condensed consolidated financial statements.

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended
	March 31,
	2011	2010

Revenues:
Casino	$7,215	$6,459
Room	6,614	4,373
Food and beverage	3,913	2,583
Other	706	1,113
Gross revenues	18,448	14,528
Less promotional allowances	(1,785)	(1,475)
Net revenues	16,663	13,053

Operating costs and expenses:
Casino	4,968	5,202
Room	3,675	2,913
Food and beverage	4,054	2,816
Other	779	1,255
Marketing, advertising and promotions	907	459
Management fees	333	249
General and administrative	4,049	5,431
Maintenance and utilities	2,682	3,097
Depreciation and amortization	3,791	1,514
Preopening	464	—
(Gain) loss on asset disposals, net	(2)	14
Total operating costs and expenses	25,700	22,950
Operating loss	(9,037)	(9,897)
Interest (expense) income, net	(30)	5
Net loss	$(9,067)	$(9,892)

Loss per common share:
Basic and diluted	$(2.00)	$(2.20)
Weighted average common shares outstanding:
Basic	4,529	4,487
Diluted	n/a	n/a
Dividends declared per common share	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Three Months Ended
	March 31,
	2011	2010

Cash flows from operating activities:
Net loss	$(9,067)	$(9,892)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,791	1,514
Share-based compensation	2	—
Amortization of debt issuance costs	340	—
(Gain) loss on disposition of assets	(2)	14
Changes in operating assets and liabilities:
Restricted cash	425	(4)
Accounts receivable, net	(1,061)	275
Inventories, prepaid expenses and other current assets	(489)	103
Accounts payable, accrued expenses and other current liabilities	2,592	(584)
Accrued expenses and other current liabilities related to bankruptcy	—	(25)
Other	(97)	(289)
Net cash used in operating activities	(3,566)	(8,888)
Cash flows from investing activities:
Capital expenditures	(17,560)	(17,903)
Construction payable	4,219	(930)
Proceeds from sale of property and equipment	4	7
Net cash used in investing activities	(13,337)	(18,826)
Cash flows from financing activities:
Borrowings under credit agreement	15,500	—
Principal payments on capital leases	(434)	(428)
Debt issuance costs	(50)	(269)
Net cash provided by (used in) financing activities	15,016	(697)
Net decrease in cash and cash equivalents	(1,887)	(28,411)
Cash and cash equivalents, beginning of period	9,981	45,008
Cash and cash equivalents, end of period	$8,094	$16,597

Supplemental cash flow disclosure:
Cash paid for interest, net of $0.8 million and $0 capitalized, respectively	$—	$2

The accompanying notes are an integral part of these condensed consolidated financial statements.

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Organization and Background

Organization

Tropicana Las Vegas Hotel and Casino, Inc., (the “Company,” “we,” “our” or “us”) is a Delaware corporation formed in June 2009 for the purpose of owning and operating Tropicana Las Vegas Holdings, LLC and its subsidiaries (the “Predecessor”), including the operations of Tropicana Las Vegas Hotel and Casino, LLC dba Tropicana Resort and Casino Las Vegas (“Tropicana Las Vegas”) from Tropicana Entertainment Holdings, LLC (“TEH”), in connection with the Predecessor’s plan of reorganization (the “Bankruptcy Plan”) under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”).

Background

On May 5, 2008 (the “Petition Date”), TEH together with certain of its subsidiaries, including the Predecessor, filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) for relief, seeking to reorganize their businesses under the provisions of the Bankruptcy Code (the “Chapter 11 Cases”). As TEH and certain of its subsidiaries progressed towards an exit from the Chapter 11 Cases, it was determined that given their capital structures and the claims arising thereunder, as well as the nature of the business operations, two separate plans were warranted. Accordingly, TEH proposed two separate plans of reorganization, one for the Predecessor and one for TEH’s other gaming properties.

The Bankruptcy Plan was confirmed by the Bankruptcy Court on May 5, 2009 and became effective on July 1, 2009 (the “Effective Date”). Pursuant to the Bankruptcy Plan, among other things:

•                  we were formed to own and operate the assets related to the Predecessor which are owned by the lenders under the Predecessor’s $440.0 million Senior Secured Term Loan (the “Las Vegas Term Loan”);

•                  we issued shares of our class A common stock, $0.01 par value per share (“Class A Common”), to holders of secured claims under the Las Vegas Term Loan (“Lenders”);

•                  Lenders subscribed to purchase $75.0 million of our class A convertible participating preferred stock, $0.01 par value per share (“Class A Preferred”), to provide operating capital;

•                  we entered into a stockholders’ agreement with the Lenders as a condition to receiving shares of Class A Common and Class A Preferred;

•                  we issued a warrant to purchase shares of our class B common stock, $0.01 par value per share (“Class B Common”), to TEH;

•                  we entered into a lease agreement, dated June 22, 2009, with Armenco Holdings, LLC (“Armenco”), a company controlled by Alex Yemenidjian, our Chairman of the Board, Chief Executive Officer and President, whereby we leased the real and non-gaming personal property of our hotel and casino, including the restaurants, lounges, retail shops and other related support facilities, and the operation thereof, to Armenco (Note 5) who also separately acquired all of the gaming assets until such time as we were able to obtain all governmental registrations, findings of suitability, licenses, qualifications, permits and approvals pursuant to the gaming laws and regulations of the State of Nevada and Clark County liquor and gaming codes necessary for us to own and operate our gaming facility directly, which occurred on December 1, 2010, at which time the lease was terminated and Armenco transferred to us the gaming assets of Tropicana Las Vegas for nominal consideration; and

•                  we assumed certain obligations and liabilities of the Predecessor.

2. Basis of Presentation

Basis of Presentation

The accompanying condensed consolidated financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although we believe the disclosures are adequate to make the information presented not misleading.  In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made.  The results of operations for the three months ended March 31, 2011, are not necessarily indicative of future financial results.  The interim condensed consolidated financial statements contained herein should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Upon the Effective Date, we were not licensed by Nevada gaming authorities to own and operate the gaming assets of Tropicana Las Vegas. As a result, upon consummation of the Bankruptcy Plan, the gaming assets were transferred to Armenco, a company which is licensed to own and operate gaming facilities in the state of Nevada. We do not own any legal interest in Armenco. We determined that in accordance with accounting guidance related to Accounting Standards Codification (“ASC”) 810-10, Consolidation, we were ultimately responsible for a majority of the operations’ losses and were entitled to a majority of the operations’ residual returns. As a result, the gaming operations were incorporated in our financial statements until December 1, 2010 at which time we received all licenses and approvals necessary to operate the hotel and casino and Armenco transferred the gaming assets to us.

Subsequent Events

We have evaluated all activity through the date the condensed consolidated financial statements were issued, and concluded that no other material subsequent events would require recognition in the financial statements or disclosure in the notes to the financial statements; except as disclosed in Note 11.

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

Reclassifications

Certain information in the condensed consolidated financial statements for the three months ended March 31, 2010 have been reclassified to be consistent with the current year presentation.  These reclassifications had no effect on the previously reported net income.

3. Property and Equipment, net

Property and equipment, net consists of the following (in thousands):

	March 31, 2011	December 31, 2010
	(unaudited)
Land and improvements	$205,210	$205,152
Building and improvements	68,170	44,727
Furniture, fixtures and equipment	34,068	13,732
Construction in progress	35,523	62,798
	342,971	326,409
Less: accumulated depreciation and amortization	(14,505)	(11,710)
Property and equipment, net	$328,466	$314,699

Capital Improvement Project

In July 2009, we began a $147.0 million renovation of Tropicana Las Vegas, of which $108.1 million was spent as of March 31, 2011. The capital improvement project, which is substantially complete, includes:

•                  a complete renovation of hotel rooms and suites to update furnishings and amenities, substantially upgrading the guest room experience;

•                  a comprehensive casino remodel including a refurbishment of the casino floor which includes new slot machines, furnishings, carpet, new ceilings, walls and columns, table layouts, gaming chairs and other items;

•                  the addition of the Nikki Beach nightclub and beach club, scheduled to open in late May 2011, to make Tropicana Las Vegas more competitive with the offerings of its competitors;

•                  redevelopment of the pool area;

•                  enhancement of the food and beverage facilities including remodeled and/or new food and beverage locations on the casino floor intended to significantly improve the casino guest experience;

•                  a complete remodel of the convention center;

•                  a new design for outdoor signage and the façade;

•                  a reconfiguration of the pedestrian bridge between Tropicana Las Vegas and MGM Grand Hotel & Casino;

•                  renovations of restroom facilities throughout the property;

•                  renovations related to notices of violations and deferred maintenance projects; and

•                  other back-of-house improvements, upgrades to information technology systems and infrastructure upgrades.

In addition, we have expanded and renovated our race and sports book, expanding it to 4,200 square feet offering a full suite of unique sports betting technology, including in-running sports wagering and opened the theatrical interactive environment, “The Las Vegas Mob Experience”.  Costs related to the expansion and renovation of the race and sports book and the development of the Las Vegas Mob Experience were funded by third parties, which also operate the amenities. Additionally, we plan to develop a state-of-the-art spa facility expected to be completed later in 2011, which will also be funded and operated by a third party.

4. Long-term debt

Long-term debt consists of the following (in thousands):

	March 31,	December 31,
	2011	2010
	(unaudited)
Revolver, $50 million limit, interest at 4%	$42,500	$27,000
Other long-term debt	1,899	2,333
	44,399	29,333
Less current portion	(812)	(1,179)
Total long-term debt, net	$43,587	$28,154

Credit Agreement

In March 2010, we entered into a $60.0 million credit agreement (the “Credit Agreement”) comprised of a $50.0 million revolving credit facility (the “Revolver”) and a $10.0 million delayed draw term loan (the “Term Loan”) which was amended in April 2011 (see Note 11). The maturity date for the Credit Agreement is March 2014. The Revolver bears interest at 4% per annum and the fee for any unfunded portion of the Revolver is 0.75%. Proceeds from the Revolver are being used to finance the current ongoing capital improvement project and other general corporate purposes. Proceeds from the Term Loan will be used to finance the completion of the ongoing capital improvement project. The Term Loan bears interest at 6% per annum and requires repayment of the principal balance outstanding under the Term Loan in equal monthly installments beginning on January 31, 2013.  The fee for any undrawn portion of the Term Loan is 1.00%. Pursuant to the terms of the Credit Agreement, we are required to establish an interest reserve account, as defined.

The Credit Agreement contains certain financial and other covenants. The covenants, among other things, restrict, subject to certain exceptions, our ability to incur additional indebtedness; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends or make distributions; engage in certain transactions with affiliates; and make investments. We believe we are in compliance with our covenants as of March 31, 2011.  Substantially all the assets of Tropicana Las Vegas are pledged as collateral under the Credit Agreement.

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

5. Related Party Transactions

Armenco Lease

As discussed in Note 1, on June 22, 2009, we entered into a lease agreement with Armenco (the “Armenco Lease”) in which we leased the real and non-gaming personal property of our hotel and casino, including the restaurants, lounges, retail shops and other related support facilities, and the operation thereof to Armenco until such time as we were able to obtain all governmental registrations, findings of suitability, licenses, qualifications, permits and approvals pursuant to the gaming laws and regulations of the State of Nevada and Clark County liquor and gaming codes necessary for us to own and operate our gaming facility directly, which occurred on December 1, 2010 resulting in the termination of the Armenco Lease. Under the terms of the lease, we were required to pay a fee equal to 2% of net revenues and 5% of EBITDA, each as defined, to Armenco. Armenco in turn paid rent in the amount of $1.00 per month. We incurred approximately $0.2 million in expense related to the Armenco Lease for the three months ended March 31, 2010, which is included in management fees in the accompanying condensed consolidated statements of operations.

Management Agreement

Effective December 1, 2010, as discussed above, the Armenco Lease was terminated and the operation of our hotel and casino was thereafter managed by Trilliant Management, LP (“Trilliant Management”), pursuant to the terms of the management agreement entered into in May 2010 (the “Management Agreement”). Trilliant Management is controlled by its general partner, Trilliant Gaming Nevada Inc. (“Trilliant Gaming”), which is owned by each of Mr. Alex Yemenidjian, our Chairman of the Board, Chief Executive Officer and President, Mr. Timothy Duncanson, a director of the Company and Mr. Gerald Schwartz, the chairman and controlling stockholder of Onex Corporation. Together Messrs. Yemenidjian, Duncanson and Schwartz own 100% of the outstanding voting securities of Trilliant Gaming. The only other outstanding capital stock of Trilliant Gaming is one non-voting preferred share held by Mr. Yemenidjian, which share had a subscription price of $10,000 and upon a liquidation of Trilliant Gaming is entitled to receive the subscription price plus any accrued and unpaid dividends (dividends accrue at the rate of 8% per annum). This one non-voting preferred share represents a de minimus ownership interest in and has no effect on the control of Trilliant Gaming. A stockholder agreement between Messrs. Yemenidjian, Duncanson and Schwartz sets forth the rights of each of them with respect to control of Trilliant Gaming and, in turn, our securities owned by the Onex Armenco Gaming Entities. The Onex Armenco Gaming Entities were formed by entities affiliated with Onex Corporation.

The Management Agreement provides for Trilliant Management to assist us in the management and operation of Tropicana Las Vegas. The Management Agreement terminates on November 30, 2020. For each fiscal year or portion thereof during the term of the Management Agreement, we will pay Trilliant Management a fee equal to the sum of 2% of all revenue from the operation of Tropicana Las Vegas (the “Revenue Fee”) and 5% of EBITDA after reduction of the Revenue Fee (each as defined). We incurred approximately $0.3 million in expense related to the Management Agreement for the three months ended March 31, 2011, which is included in management fees in the accompanying condensed consolidated statements of operations.

6. Commitments and Contingencies

Litigation

Pursuant to the Bankruptcy Plan discussed in Note 1, we have assumed certain obligations and liabilities of the Predecessor, particularly liabilities in respect of post-bankruptcy petition administrative expenses. As of March 31, 2011, we have paid (or agreed to pay) approximately $2.5 million in allowed priority and cure claims and in non-professional fee administrative expenses and, with the exception of five disputed administrative/priority claims in the aggregate asserted amount of approximately $1.3 million, we do not anticipate any material additions to such claims or expenses. Professionals employed at the expense of the bankruptcy estates of the Predecessor and other debtors have filed applications for allowance of approximately $13.0 million in professional fees and expenses against the Predecessor. We dispute and have objected to many of those applications in advance of hearings before the Bankruptcy Court, the first of which began May 11, 2011, and will address issues of allocation of fees and expenses between the Predecessor and TEH.  A second hearing on other issues subject to the objections will occur approximately eight (8) weeks after the resolution of the allocation issues pursuant to the hearing scheduled for May 11, 2011. We believe that our liability in respect of such claimed professional fees and expenses will be materially less than the amounts requested, but we can give no assurance in this regard.  In addition, the Company has taken the position that, pursuant to the Bankruptcy Plan, it is responsible only for the Predecessor’s appropriate allocation of professional fees and expenses that were unpaid at the time of confirmation of the Bankruptcy Plan, which would be an amount less than the amount of fees and expenses that the Company’s objections concede should be allocated to the Predecessor.  TEH, on the other hand, has asserted that the Predecessor should be responsible for payment of the entire amount of fees and expenses ultimately allocated to the Predecessor, an amount that TEH asserts should be 50% of the entire amounts requested. TEH has asserted a claim of approximately $520,000 for management fees and an unliquidated contingent claim relating to alleged workers’ compensation liabilities. We dispute a portion of the claimed management fees and are currently in discussions with TEH regarding a resolution. We dispute the claim in respect of workers’ compensation liabilities in its entirety. However, no assurance can be given that the claims asserted will be ultimately disallowed or will not have a material adverse impact on the Company.

We are a plaintiff in a civil action pending in the Eighth Judicial District Court in the County of Clark, Nevada, called Tropicana Las Vegas, Inc. and Hotel Ramada of Nevada, LLC v. Aztar Corporation and Tropicana Entertainment, LLC (Case No. A09595469-B). We are seeking confirmation from the court that we have the right to use the “Tropicana” name based on implied and express agreements and the application of principles of estoppel. The defendants contend that they alone have a right to use the “Tropicana” name and, further, have asserted a counterclaim that we are infringing on their purported trademark rights by using the “Tropicana” name in conducting our business. After the action was filed, the defendants removed it to the United States District Court for the District of Nevada (Case No. 2:09-cv-01488); we moved to remand the action, which motion was granted, the effect being that the case has now returned to state court. Prior to remand, on January 8, 2010, we filed a Motion For Summary Judgment in the United States District Court for the District of Nevada, where the case was then pending. The motion asserted that we are entitled to judgment as a matter of law based on historical agreements concerning the property and the name Tropicana. The defendants filed a Cross-Motion For Summary Judgment in which they asserted an exclusive right to use the “Tropicana” name based on certain federal trademark registrations purportedly assigned to Aztar Corporation in 2007. On June 10, 2010, the Court issued detailed Findings of Fact and Conclusions of Law regarding the Cross-Motion For Summary Judgment. Although the Court did not enter judgment for either us or the defendants, it found that the right to the Tropicana name vested in our predecessor-in-interest. The Court also concluded that there is a question of fact as to whether defendants are bona fide purchasers for value of trademark rights as a result of a September 2007 purported assignment of such rights from Aztar Corporation to Tropicana Entertainment, LLC. The defendants filed a motion asking the Court to reconsider its Summary Judgment ruling. We filed an Opposition to the Motion For Reconsideration and, on July 30, 2010, the Court denied the defendant’s motion. We intend to expeditiously seek a trial on the remaining question of fact.

On August 10, 2010, the defendants and other parties filed a complaint with the Bankruptcy Court in Delaware seeking (a) a declaratory judgment that the Tropicana trademarks were property of the TEH’s bankruptcy estates, that the agent for the TEH “exit facility” (the loan made in connection with the TEH bankruptcy plan) has a lien on the trademarks, that the Predecessors amended bankruptcy schedules (which we filed to reflect the Predecessors interests in the trademarks) are invalid, and that the pending Nevada action violates the automatic stay of TEH’s bankruptcy cases; (b) a finding that plaintiffs are in contempt of the order confirming TEH’s bankruptcy plan as a result of “willfully and intentionally asserting ownership over the Tropicana Trademarks”; (c) an injunction to prevent the Nevada court from adjudicating “ownership of the Tropicana Trademarks”; and (d) damages resulting from the alleged “unjust enrichment” that would occur if plaintiffs are determined to own the Tropicana trademarks. On September 8, 2010, we filed with the Bankruptcy Court a motion to dismiss the defendants’ complaint for failure to state a claim upon which relief may be granted and to abstain from adjudicating any portion of the complaint that is not dismissed. We have also filed a motion for sanctions as we believe that the complaint in Bankruptcy Court qualifies as a frivolous filing that would support an award of sanctions and/or attorneys fees from the defendants. On October 13, 2010, the defendants filed their opposition to our motion to dismiss and on October 27, 2010, we filed a response to the defendants’ opposition. On October 28, 2010, the defendants requested oral argument with respect to the motion to dismiss. The Bankruptcy Court has granted such request, scheduling a hearing for February 2, 2011. That hearing was subsequently adjourned by agreement of the parties to June 2, 2011. Discovery is ongoing, and we therefore cannot express an opinion at this time on the outcome of the case.

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

7. Stockholders’ Equity

Preferred Stock

We are authorized to issue up to 750,000 shares of our Class A Preferred and up to 545,702 shares of our class A series 2 convertible participating preferred stock, $0.01 par value per share (“Class A Series 2 Preferred”, collectively with Class A Preferred, “Preferred Stock”).  As of March 31, 2011, 750,000 shares and 545,585 shares of Class A Preferred and Class A Series 2 Preferred, respectively, were outstanding.  In April 2010, we consummated a $50.0 million rights offering, pursuant to which we issued and sold 500,000 shares of our Class A Series 2 Preferred to certain of our stockholders. As part of this rights offering, we also issued an additional 40,000 shares of Class A Common to purchasers in the rights offering who provided a “backstop” to the offering (i.e., purchasing the shares of Class A Series 2 Preferred that were unsubscribed for by the other stockholders to ensure that we could raise the full $50.0 million from the rights offering).  Further, we issued an additional 45,585 shares of Class A Series 2 Preferred to the lead arranger and administrative agent of the Credit Agreement as consideration for providing the Term Loan and Revolver (Note 4).

The Preferred Stock constitutes a class of our preferred stock, consisting of an aggregate of 1,295,702 shares having a per share liquidation preference amount equal to the greater of (i) $100 plus the amount of accrued and unpaid dividends for any prior dividend periods; and (ii) an amount equal to the amount the holders of the Preferred Stock would have received upon liquidation, dissolution or winding up of the Company had such holders converted their shares of the Preferred Stock into shares of our common stock immediately prior to such liquidation, dissolution or winding up.

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

Dividends on the Preferred Stock are cumulative. If for any reason our board of directors does not declare a dividend on the Preferred Stock for a particular dividend period, or if our board of directors declares less than a full dividend, we will remain obligated to pay the unpaid portion of the dividend for that period and the unpaid dividend will compound on each subsequent dividend date (meaning that dividends for future dividend periods will be calculated on any unpaid dividend amounts for prior dividend periods).

We are not obligated to pay holders of the Preferred Stock any dividend in excess of the dividends on the Preferred Stock that are payable as described above. There is no sinking fund with respect to dividends on the Preferred Stock. So long as the Preferred Stock remains outstanding, we may not declare or pay a dividend or other distribution on our common stock or any other shares that rank junior to the Preferred Stock (other than dividends payable solely in common stock), and we generally may not directly or indirectly purchase, redeem or otherwise acquire any shares of common stock unless all accrued and unpaid dividends on the Preferred Stock for all past dividend periods are paid in full. As of March 31, 2011, we had approximately $23.0 million in unrecorded dividend liability.

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

Subject to any preferences that may be granted to the holders of our preferred stock, each holder of common stock is entitled to receive ratably such dividends as may be declared by our board of directors out of funds legally available therefore, as well as any distributions to the stockholders and, in the event of liquidation, dissolution or winding up of the Company, is entitled to share ratably in all assets of the Company remaining after payment of liabilities.

Common Stock

We are authorized to issue up to 11,000,000 shares of our Class A Common of which 4,529,485 shares were outstanding as of March 31, 2011.  We are authorized to issue up to 5,182,808 shares of our Class B Common of which no shares have been issued as of March 31, 2011. Except as otherwise provided by our articles of incorporation or Nevada law, each holder of the Class A Common is entitled to one vote, in person or by proxy, for each share standing in such holder’s name on our stock transfer records. To the fullest extent permitted by law, holders of Class B Common shall not be entitled to vote on any matter submitted to a vote of our stockholders. Each share of Class A Common is convertible into a share of Class B Common, in each case as adjusted for any stock dividends, splits, combinations, recapitalizations, reclassifications and similar events.  Each share of Class B Common is convertible into a share of Class A Common, in each case as adjusted for any stock dividends, splits, combinations, recapitalizations, reclassifications and similar events, provided that such conversion is in compliance with, and such holder has, all necessary approvals and licenses under all applicable gaming laws.

Holders of shares of common stock are entitled to receive dividends only when, as and if approved by our board of directors from funds legally available for the payment of dividends, after payment of dividends on our outstanding series of preferred stock. Our stockholders are entitled to share ratably in the assets legally available for distribution to our stockholders in the event of our liquidation, dissolution or winding up, voluntarily or involuntarily, after payment of, or adequate provision for, all of our known debts and liabilities and of any preferences of the Class A Preferred and Class A Series 2 Preferred or any other series of our preferred stock that may be outstanding in the future. These rights are subject to the preferential rights of any other series of our preferred stock that may then be subject to compliance with the stockholders’ agreement, dated July 1, 2009 (the “Stockholders’ Agreement”) and applicable federal and state securities laws, including the Nevada Gaming Control Act, our common stock may be transferred without any restrictions or limitations.

Pursuant to the Bankruptcy Plan, we issued a warrant to purchase up to 664,122 shares of our Class B Common to TEH (the “TE Warrant”). As of March 31, 2011, the TE Warrant is outstanding. The TE Warrant is exercisable by TEH at any time on or prior to the earlier of (i) 5:00 pm, New York City time, on July 1, 2013, or (ii) a date on which we sell, lease, transfer or otherwise dispose of substantially all of our property, assets or business, another person or entity acquires all or substantially all of our shares of common stock or we consolidate with or merge with or into another person or entity or enter into a business combination with another person. The exercise price per share for the TE Warrant is equal to (a) $66,412,373 plus interest accrued from and after July 1, 2009 at the rate of 15% per annum, compounded annually, divided by (b) 664,122. As of March 31, 2011, the exercise price of the TE Warrant was $126.22. In order to exercise the TE Warrant, TEH is required to become a party to the Stockholders’ Agreement. Based on the valuation models used and related assumptions, no value has been ascribed to the TE Warrant in the accompanying condensed consolidated financial statements.

8. Share-Based Compensation

In September 2010, our board of directors approved, and we adopted, the 2010 Non-Employee Director Restricted Stock Plan (the “2010 Plan”) which provided for the grant of restricted stock to non-employee directors.  During the year ended December 31, 2010, 8,000 restricted stock awards were granted with a weighted average grant date fair value of $4.89, of which 2,000 vested immediately and the remaining will vest equally over 3 years.

We account for share-based awards exchanged for services in accordance with the authoritative accounting guidance for share-based payments. Under the guidance, share-based compensation expense is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense, net of estimated forfeitures, on a straight-line basis over the requisite service period of the award.  For the three months ended March 31, 2011, we recognized $2,000 of share-based compensation expense which is included in general and administrative expenses on the accompanying condensed consolidated statements of operations.

9. Basic and Diluted Net Income (Loss) Per Share

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

Due to the net loss for the three months ended March 31, 2011 and 2010, all potential common shares of 5.4 million and 3.1 million, respectively, were anti-dilutive, and therefore were not included in the computation of diluted earnings per share. As a result, basic EPS is equal to diluted EPS for the three months ended March 31, 2011 and 2010.

10. Income Taxes

The financial results include no income tax expense (benefit) for the three months ended March 31, 2011 and 2010 as our effective income tax rate for both periods was 0%. The difference between the federal statutory rate of 35% and our effective income tax rate for the three months ended March 31, 2011 and 2010 was primarily due to a valuation allowance recorded. Looking forward, our effective income tax rate may fluctuate due to changes in tax legislation, changes in our estimates of federal tax credits, changes in our assessment of uncertainties as valued under accounting guidance for uncertainty in income taxes, as well as accumulated interest and penalties.

11. Subsequent Events

Authorization of Shares

In April 2011, we amended our Certificate of Incorporation to increase the number of authorized shares of Class A Common to 15,000,000 and authorize 350,000 of Class A Series 3 Convertible Participating Preferred Stock, par value $0.01 per share (the “Class A Series 3 Preferred”).

Rights Offering

On May 3, 2011, we consummated a $35.0 million rights offering, pursuant to which we issued and sold 350,000 shares of our Class A Series 3 Preferred to certain of our stockholders.  The Class A Series 3 Preferred will have the same terms as our existing shares of Preferred Stock, except that the initial conversion price of the Class A Series 3 Preferred will be $15 per share rather than the $25 per share of the Preferred Stock.  As part of the rights offering, we issued an additional 46,666 shares of our Class A Common to the stockholders making oversubscription elections in the rights offering (such shares of Common A Common to be allocated among such oversubscribing stockholders on a pro rata basis according to the number of shares of Class A Series 3 Preferred actually purchased as a result of their oversubscription elections).The proceeds from the Class A Series 3 Preferred will be used for general corporate purposes, including funding of our ongoing capital improvement project.

Amendment to Credit Agreement

On April 26, 2011, we entered into the first amendment to our Credit Agreement (the “First Amendment”).  Among other things, the First Amendment (i) amends the financial covenants we are subject to under the Credit Agreement; (ii) requires that we begin repaying the principal balance outstanding under the Term Loan in equal monthly installments beginning on January 31, 2013; (iii) eliminates a provision that would have released the interest reserve under the Credit Agreement to us upon the 18 month anniversary of the Credit Agreement upon certain conditions and milestones; (iv) restricts our payment of management fees to Trilliant Management while there remains a principal amount outstanding under the Term Loan; and (v) restricts the expenditure of capital on our capital improvement projects to not more than $61.2 million in 2011 and $10.0 million in 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our results of operations and financial condition for the three months ended March 31, 2011, should be read in conjunction with, and is qualified in its entirety by, our condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.  This discussion contains certain “forward-looking statements,” including information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” and similar expressions, as well as statements in future tense, identify forward-looking statements.  Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements speak only as of the date the statements are made. You should not put undue reliance on any forward-looking statements.

Overview and Recent Events

Our primary business is the ownership and operation of Tropicana Las Vegas which offers casino gaming, hotel accommodations, dining, entertainment, retail shopping and other resort amenities. Tropicana Las Vegas is a hotel casino property conveniently located at the corner of Tropicana Avenue and Las Vegas Boulevard on the Las Vegas Strip. Our property currently offers 1,375 remodeled hotel rooms and suites, a 50,000 square foot casino floor, three restaurants, three casual dining venues, several lounges, two entertainment venues and more than 60,000 square feet of flexible convention and meeting space.

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

Capital Improvement Project.  The following renovations have recently been completed as part of the $147.0 million capital improvement project which began in July 2009:

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

•                  opening of South Beach Market Place, providing guests with a selection of casual dining experiences;

•                  opening of a poker room;

•                  a complete remodel of the convention center;

•                  redevelopment of the pool area; and

•                  the enhancement of the food and beverage facilities including remodeled and/or new food and beverage locations on the casino floor intended to significantly improve the casino guest experience.

In addition, we have expanded and renovated our race and sports book, expanding it to 4,200 square feet offering a full suite of unique sports betting technology, including in-running sports wagering and opened the theatrical interactive environment, “The Las Vegas Mob Experience”.  Costs related to the expansion and renovation of the race and sports book and the development of the Las Vegas Mob Experience were funded by third parties, which also operate the amenities.

The capital improvement project will also include the following which are expected to be completed in phases through the spring of 2011:

•                  Club Nikki and Nikki Beach Club are anticipated to open in late May 2011. Club Nikki will feature 15,000 square feet of dance floor and ultra lounge leading guests to the iconic outdoor Nikki Beach Club which includes Café Nikki with an outdoor café and bar;

•                  a new design for outdoor signage and the façade;

•                  renovations of restroom facilities throughout the property;

•                  renovations related to notices of violations and deferred maintenance projects; and

•                  other back-of-house improvements, upgrades to information technology systems and infrastructure upgrades.

Additionally, we plan to develop a state-of-the-art spa facility expected to be completed later in 2011, which will be funded and operated by a third party.

While phases of the capital improvement project are still to be completed, the completion of various items such as the renovation of the hotel rooms and suites and the opening of Café Nikki have resulted in increased revenues and corresponding expenses.  As the capital improvement project reaches completion we anticipate to experience a continued increase in revenues and corresponding expenses as a result.

Rights Offering

On May 3, 2011, we consummated a $35.0 million rights offering, pursuant to which we issued and sold 350,000 shares of our Class A Series 3 Convertible Participating Preferred Stock, par value $0.01 per share (“Class A Series 3 Preferred”) to certain of our stockholders.  The proceeds will be used for general corporate purposes, including funding of our ongoing capital improvement project.

Amendment to Credit Agreement

On April 26, 2011, we entered into the first amendment to our Credit Agreement (the “First Amendment”).  Among other things, the First Amendment (i) amends the financial covenants we are subject to under the Credit  Agreement; (ii) requires that we begin repaying the principal balance outstanding under the Term Loan in equal monthly installments beginning on January 31, 2013; (iii) eliminates a provision that would have released the interest reserve under the Credit Agreement to us upon the 18 month anniversary of the Credit Agreement upon certain conditions and milestones; (iv) restricts our payment of management fees to Trilliant Management while there remains a principal amount outstanding under the Term Loan; and (v) restricts the expenditure of capital on our capital improvement projects to not more than $61.2 million in 2011 and $10.0 million in 2012.

Key Financial Metrics

Casino Revenue.  Casino revenue is derived primarily from customers wagering on slot machines, table games and other gaming activities. Table games generally include blackjack or twenty one, craps, mini-baccarat, roulette and other specialty games. Other gaming activities include poker. Casino revenue is defined as the net win from gaming activities, computed as the difference between gaming wins and losses, not the total amounts wagered. “Table game drop” and “slot handle” are casino industry specific terms that are used to identify the amount wagered by customers at tables and slot machines, respectively. “Table game hold” and “slot hold” represent the percentage of the total amount wagered by customers that the casino has won. Hold is derived by dividing the amount won by the casino by the amount wagered by customers. Casino revenue is recognized at the end of each gaming day. Casino revenue varies from time to time due to table game hold, slot hold and the amount of gaming activity.

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

Operating Costs and Expenses.  Operating costs and expenses includes the direct costs associated with, among other things, operating the casino, hotel, food and beverage outlets and other casino and hotel operations (including retail amenities, concessions, entertainment offerings and certain other ancillary services conducted at the casino). These direct costs primarily relate to payroll, supplies, costs of goods sold and gaming taxes and licenses. Gaming taxes and license fees are based upon such factors as a percentage of the gross revenues or net gaming proceeds received and the number of gaming devices and table games operated. Gaming license fees and taxes may also vary with changes in applicable legislation. Operating costs and expenses also include the costs of marketing, advertising and promotions, general and administrative costs and the costs of maintenance and utilities in addition to depreciation and amortization expense.

Results of Operations

The following table highlights our results of operations (dollars in thousands, unaudited):

	Three Months Ended March 31,		Percent
	2011	2010	Change
Net revenues	$16,663	$13,053	28%
Operating costs and expenses	25,700	22,950	12%
Operating loss	(9,037)	(9,897)	(9)%
Interest (expense) income, net	(30)	5	n/m
Net loss	(9,067)	(9,892)	(8)%

n/m - Not meaningful

Net Revenues

Net revenues increased $3.6 million for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010, primarily due to the completion of the casino remodel and renovation of over 1,300 rooms and suites as well as the opening of Café Nikki in the second half of 2010 as part of our $147.0 million capital improvement project.  The recent capital improvement project resulted in the closure of sections of our casino floor, hotel rooms and food and beverage facilities resulting in disruption and inconvenience to our customers during 2010 and to a lesser degree during 2011.  Although we aim to minimize such disruption and inconvenience to our customers, we have experienced a reduction in revenues as a result during the three months ended March 31, 2010 and to a lesser extent during the three months ended March 31, 2011.

Operating Loss

The operating loss decreased $0.9 million for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010, which is primarily due to an increase in net revenues as noted above partially offset by an increase in operating costs and expenses.  The increase in operating costs and expenses is primarily related to increased depreciation and amortization expense as a result of the completion of various phases of our capital improvement project.

The following table highlights our various sources of revenues and expenses as compared to the prior period (dollars in thousands, unaudited):

	Three Months Ended March 31,		Percent
	2011	2010	Change
Casino revenues	$7,215	$6,459	12%
Casino expenses	4,968	5,202	(4)%
Margin	31%	19%

Room revenue	$6,614	$4,373	51%
Room expense	3,675	2,913	26%
Margin	44%	33%

Food and beverage revenues	$3,913	$2,583	51%
Food and beverage expenses	4,054	2,816	44%
Margin	(4)%	(9)%

Other revenues	$706	$1,113	(37)%
Other expenses	779	1,255	(38)%

Casino

Casino revenues increased $0.8 million for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.  Slot revenues accounted for a majority of the increase in casino revenues as a result of the refurbishment of the casino floor and the addition of new slot machines as well as successful marketing efforts to promote repeat visits.  Casino expenses decreased $0.2 million for the three months ended March 31, 2011, as compared to the same period in the prior year. The decrease was primarily related to decreases in costs related to complimentaries which was offset by increased gaming taxes as a result of increased revenues.  As a result of the increased casino revenues and decreased expenses, the casino operating margin increased 12 percentage points in the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.

Room

Room revenue increased $2.2 million for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 which is attributable to an increase in average daily rate to $61 from $54 as well as an increase in occupancy percentage to 77% from 68% for the same periods, resulting from the availability of the newly renovated hotel rooms in the Paradise Tower placed in service in the second quarter of 2010 and the newly renovated hotel rooms in the Club Tower placed in service in the third and fourth quarter of 2010.  Room expense increased $0.8 million for the three months ended March 31, 2011 as compared to the same period in the prior year due to the opening of the renovated hotels rooms as discussed above resulting in increased payroll costs.  As a result of the increased room revenue, the hotel operating margin increased 11 percentage points.

Food and Beverage

Food and beverage revenues increased approximately $1.3 million for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.  The increase was primarily due to the opening of Cafe Nikki in December 2010.  Food and beverage expenses increased approximately $1.2 million for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010, primarily due to the opening of Cafe Nikki resulting in increased payroll costs and cost of goods sold.  As a result of the increased food and beverage revenue, the food and beverage operating margin increased 5 percentage points.

Other

Other revenues primarily include income from the gift shop, entertainment and leased outlets. Other revenues decreased approximately $0.4 million for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. The decrease is primarily attributable to the closure of Xtreme Magic starring Dirk Arthur, a magic show featuring tigers and leopards.  We anticipate other revenue to increase during 2011 due to the opening of The Las Vegas Mob Experience in March 2011.

Marketing, Advertising and Promotions

Marketing, advertising and promotions expense increased $0.4 million, or 98%, for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 due to increased marketing and advertising of the recently completed renovations of our capital improvement project.

Management Fees

Management fees increased $0.1 million, or 34%, for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 as a result of increased net revenues.

General and Administrative

General and administrative expenses decreased $1.4 million, or 25%, for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. The decrease is due to reduced legal expenses as a result of receiving government approvals in December 2010 allowing us to own and operate our gaming facility as well as lower payroll and operating expenses as a result of cost reduction and efficiency initiatives implemented by management.

Maintenance and Utilities

Maintenance and utilities expense decreased $0.4 million, or 13%, for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. The decrease is primarily due to reduced payroll costs.

Depreciation and Amortization

Depreciation and amortization expense increased $2.3 million, or 150%, for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010, primarily related to the completion of portions of our capital improvement project in various phases beginning the second half of 2010 through the spring of 2011.

Preopening Expenses

Preopening expenses for the three months ended March 31, 2011 were $0.5 million which were primarily related to the development of Club Nikki and Nikki Beach Club.

Interest Expense

Gross interest expense, all of which was capitalized to our capital improvement project, increased $0.8 million due to an increase in our long-term debt of $42.5 million related to borrowings under our Credit Agreement which were used to fund our capital improvement project.  Capitalized interest increased $0.8 million for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 due to interest capitalized for our capital improvement project.

Income Tax

The financial results include no income tax expense (benefit) for the three months ended March 31, 2011 and 2010 due to a valuation allowance as we do not believe our ability to realize the benefit of tax losses incurred in these periods is more likely than not to occur.

Liquidity and Capital Resources

Our cash flows are, and will continue to be, affected by a variety of factors, many of which are outside of our control, including regulatory issues, competition, financial markets and other general business conditions. Although we are currently experiencing negative cash flow from our operations, we believe anticipated borrowing availability, cash obtained from the issuance of additional shares of our preferred stock and our existing cash balance will be adequate to meet our financial and operating obligations in 2011. However, our results for future periods are subject to numerous uncertainties which may result in liquidity problems that could affect our ability to meet our obligations while attempting to meet competitive pressures or adverse economic conditions.

Rights Offering

On May 3, 2011, we consummated a $35.0 million rights offering, pursuant to which we issued and sold 350,000 shares of our Class A Series 3 Preferred to certain of our stockholders.  The Class A Series 3 Preferred will have the same terms as our existing shares of Class A Preferred and Class A Series 2 Preferred (together, the “Existing Preferred”), except that the initial conversion price of the Class A Series 3 Preferred will be $15 per share rather than the $25 per share of the Existing Preferred.  As part of the rights offering, we issued an additional 46,666 shares of our Class A Common to the stockholders making oversubscription elections in the rights offering (such shares of Common A Common to be allocated among such oversubscribing stockholders on a pro rata basis according to the number of shares of Class A Series 3 Preferred actually purchased as a result of their oversubscription elections).The proceeds will be used for general corporate purposes, including funding of our ongoing capital improvement project.

Credit Agreement

In March 2010, we entered into the Credit Agreement comprised of the Revolver and Term Loan, which was amended in April 2011. The Revolver bears interest at 4% per annum and the fee for any unfunded portion of the Revolver is 0.75%. The Term Loan bears interest at 6% per annum and requires repayment of the principal balance outstanding under Term Loan in equal monthly installments beginning on January 31, 2013. The fee for any undrawn portion of the Term Loan is 1.00%. Pursuant to the terms of the Credit Agreement, we are required to establish an interest reserve account, as defined. The Credit Agreement contains certain financial and other covenants. The covenants, among other things, restrict, subject to certain exceptions, our ability to incur additional indebtedness; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends or make distributions; engage in certain transaction with affiliates; and make investments. We believe that we are in compliance with our covenants as of March 31, 2011.  Substantially all the assets of Tropicana Las Vegas are pledged as collateral under the Credit Agreement. As of April 30, 2011, we have $10.0 million available for borrowings under our Credit Agreement.

Management Agreement

Beginning December 1, 2010, the operation of our hotel and casino has been managed by Trilliant Management, LP (“Trilliant Management”) pursuant to the terms of the management agreement entered into in May 2010 (the “Management Agreement”). The Management Agreement provides for Trilliant Management to assist us in the management and operation of Tropicana Las Vegas.  The Management Agreement terminates on November 30, 2020. For each fiscal year or portion thereof during the term of the Management Agreement, we will pay Trilliant Management a fee equal to the sum of 2% of all revenue from the operation of Tropicana Las Vegas (the “Revenue Fee”) and 5% of EBITDA after reduction of the Revenue Fee (each as defined).

Three months ended March 31, 2011

During the three months ended March 31, 2011, our cash flows used in operating activities were approximately $3.6 million. Cash used for capital expenditures was approximately $17.6 million while payments on capital leases were approximately $0.4 million for the same period.   In addition, at March 31, 2011 we had total available borrowings of $50.0 million under our Revolver, which was reduced by borrowings of $42.5 million and various letters of credit of $0.7 million, leaving $6.8 million available as of March 31, 2011 as well as $10.0 million available under our Term Loan as of the same period.

Year ending December 31, 2011

In May 2011, we completed a $35 million rights offering pursuant to which we issued and sold 350,000 shares of our Class A Series 3 Preferred to certain of our stockholders.

Our primary cash requirements for the remainder of 2011 are expected to include capital expenditures of approximately $38.9 million related to our capital improvement project, interest payments on our indebtedness and other operational requirements. We expect that our cash flows from operations and cash obtained from the issuance of our Class A Series 3 Preferred Stock and our availability under our Credit Agreement, together with cash on hand, will be adequate to fund our activities, including capital expenditures for our property revitalization.  We believe that our current sources of capital will be sufficient to meet our short-term liquidity requirements. We intend to satisfy our long-term liquidity requirements primarily though cash provided by operations. However, our ability to meet our long-term liquidity requirements will depend on our ability to generate adequate cash flow from our operations. In the event that the anticipated sources of capital are inadequate to fund our short-term or long-term liquidity requirements, we will be required to procure additional financing, including debt financing or additional equity financing, to fund our operations and our capital expenditures. There can be no assurance that such sources of financing will be available to us on terms acceptable to us, if at all.

Contractual Obligations and Off-Balance Sheet Arrangements

With the exception of payments made in relationship to our capital leases, there have been no material changes during the three months ended March 31, 2011 to our contractual obligations or off-balance sheet arrangements as disclosed in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2010.

Critical Accounting Policies

A description of our critical accounting policies can be found in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2010. There were no material changes to our critical accounting policies during the three months ended March 31, 2011.

Recent Accounting Pronouncements

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

Item 4. Controls and Procedures.

Disclosed under Item 4T.

Item 4T. Controls and Procedures.

Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of March 31, 2011.  This conclusion is based on an evaluation conducted under the supervision and participation of the principal executive officer and principal financial officer along with the Company’s management.  Disclosure controls and procedures are those controls and procedures which ensure that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with SEC rules and regulations.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2011 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Pursuant to the Bankruptcy Plan, we have assumed certain obligations and liabilities of the Predecessor, particularly liabilities in respect of post-bankruptcy petition administrative expenses. As of March 31, 2011, we have paid (or agreed to pay) approximately $2.5 million in allowed priority and cure claims and in non-professional fee administrative expenses and, with the exception of five disputed administrative/priority claims in the aggregate asserted amount of approximately $1.3 million, we do not anticipate any material additions to such claims or expenses. Professionals employed at the expense of the bankruptcy estates of the Predecessor and other debtors have filed applications for allowance of approximately $13.0 million in professional fees and expenses against the Predecessor. We dispute and have objected to many of those applications in advance of hearings before the Bankruptcy Court, the first of which began May 11, 2011, and will address issues of allocation of fees and expenses between the Predecessor and TEH. A second hearing on all other issues subject to the objections will occur approximately eight (8) weeks after the resolution of the allocation issues pursuant to the hearing scheduled for May 11, 2011. We believe that our liability in respect of such claimed professional fees and expenses will be materially less than the amounts requested, but we can give no assurance in this regard. In addition, the Company has taken the position that, pursuant to the Bankruptcy Plan, it is responsible only for the Predecessor’s appropriate allocation of professional fees and expenses that were unpaid at the time of confirmation of the Bankruptcy Plan, which would be an amount less than the amount of fees and expenses that the Company’s objections concede should be allocated to the Predecessor.  TEH, on the other hand, has asserted that the Predecessor should be responsible for payment of the entire amount of fees and expenses ultimately allocated to the Predecessor, an amount that TEH asserts should be 50% of the entire amounts requested. TEH has asserted a claim of approximately $520,000 for management fees and an unliquidated contingent claim relating to alleged workers’ compensation liabilities. We dispute a portion of the claimed management fees and are currently in discussions with TEH regarding a resolution. We dispute the claim in respect of workers’ compensation liabilities in its entirety. However, no assurance can be given that the claims asserted will be ultimately disallowed or will not have a material adverse impact on the Company.

We are a plaintiff in a civil action pending in the Eighth Judicial District Court in the County of Clark, Nevada, called Tropicana Las Vegas, Inc. and Hotel Ramada of Nevada, LLC v. Aztar Corporation and Tropicana Entertainment, LLC (Case No. A09595469-B). We are seeking confirmation from the court that we have the right to use the “Tropicana” name based on implied and express agreements and the application of principles of estoppel. The defendants contend that they alone have a right to use the “Tropicana” name and, further, have asserted a counterclaim that we are infringing on their purported trademark rights by using the “Tropicana” name in conducting our business. After the action was filed, the defendants removed it to the United States District Court for the District of Nevada (Case No. 2:09-cv-01488); we moved to remand the action, which motion was granted, the effect being that the case has now returned to state court. Prior to remand, on January 8, 2010, we filed a Motion For Summary Judgment in the United States District Court for the District of Nevada, where the case was then pending. The motion asserted that we are entitled to judgment as a matter of law based on historical agreements concerning the property and the name Tropicana. The defendants filed a Cross-Motion For Summary Judgment in which they asserted an exclusive right to use the “Tropicana” name based on certain federal trademark registrations purportedly assigned to Aztar Corporation in 2007. On June 10, 2010, the Court issued detailed Findings of Fact and Conclusions of Law regarding the Cross-Motion For Summary Judgment. Although the Court did not enter judgment for either us or the defendants, it found that the right to the Tropicana name vested in our predecessor-in-interest. The Court also concluded that there is a question of fact as to whether defendants are bona fide purchasers for value of trademark rights as a result of a September 2007 purported assignment of such rights from Aztar Corporation to Tropicana Entertainment, LLC. The defendants filed a motion asking the Court to reconsider its Summary Judgment ruling. We filed an Opposition to the Motion For Reconsideration and, on July 30, 2010, the Court denied the defendant’s motion. We intend to expeditiously seek a trial on the remaining question of fact.

On August 10, 2010, the defendants and other parties filed a complaint with the Bankruptcy Court in Delaware seeking (a) a declaratory judgment that the Tropicana trademarks were property of the TEH’s bankruptcy estates, that the agent for the TEH “exit facility” (the loan made in connection with the TEH bankruptcy plan) has a lien on the trademarks, that the Predecessors amended bankruptcy schedules (which we filed to reflect the Predecessors interests in the trademarks) are invalid, and that the pending Nevada action violates the automatic stay of TEH’s bankruptcy cases; (b) a finding that plaintiffs are in contempt of the order confirming TEH’s bankruptcy plan as a result of “willfully and intentionally asserting ownership over the Tropicana Trademarks”; (c) an injunction to prevent the Nevada court from adjudicating “ownership of the Tropicana Trademarks”; and (d) damages resulting from the alleged “unjust enrichment” that would occur if plaintiffs are determined to own the Tropicana trademarks. On September 8, 2010, we filed with the Bankruptcy Court a motion to dismiss the defendants’ complaint for failure to state a claim upon which relief may be granted and to abstain from adjudicating any portion of the complaint that is not dismissed. We have also filed a motion for sanctions as we believe that the complaint in Bankruptcy Court qualifies as a frivolous filing that would support an award of sanctions and/or attorneys fees from the defendants. On October 13, 2010, the defendants filed their opposition to our motion to dismiss and on October 27, 2010, we filed a response to the defendants’ opposition. On October 28, 2010, the defendants requested oral argument with respect to the motion to dismiss. The Bankruptcy Court has granted such request, scheduling a hearing for February 2, 2011. That hearing was subsequently adjourned by agreement of the parties to June 2, 2011. Discovery is ongoing, and we therefore cannot express an opinion at this time on the outcome of the case.  See “Item 1A. Risk Factors-We are currently involved in litigation over the use of the ‘Tropicana’ name” of our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 1A. Risk Factors.

A description of our risk factors can be found in “Item 1A — Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010.  There were no material changes to those risk factors during the three months ended March 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

None.

Item 6. Exhibits.

31.1†	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

† Filed herewith.

* Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

Date: May 13, 2011	By:	/s/ Alex Yemenidjian
Alex Yemenidjian
Chief Executive Officer and President