Form 10-Q
period 2011-06-30
Tropicana Las Vegas Hotel & Casino, Inc.
filed 2011-08-11
CIK 1479046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of July 29, 2011 there were 4,576,151 shares outstanding of the registrant’s Class A Common Stock, $0.01 par value and no shares outstanding of the registrant’s Class B Common Stock, $0.01 par value.  The issued and outstanding equity securities of the registrant are not publicly traded.

PART I. FINANCIAL INFORMATION

Item I. Financial Statements

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	June 30,	December 31,
	2011	2010
	(unaudited)
ASSETS

Current assets
Cash and cash equivalents	$17,938	$9,981
Restricted cash	8,698	9,543
Receivables, net	4,263	2,025
Inventories	959	452
Prepaid expenses and other current assets	2,833	3,959
Total current assets	34,691	25,960
Property and equipment, net	343,878	314,699
Other assets, net	6,348	5,313
Total assets	$384,917	$345,972

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current portion of long-term debt	$560	$1,179
Accounts payable	10,957	8,433
Construction payable	7,804	2,560
Accrued payroll and related	4,651	3,798
Accrued gaming and related	1,479	1,382
Accrued management fees	2,577	1,755
Other accrued expenses and current liabilities	2,945	1,624
Total current liabilities	30,973	20,731
Long-term debt, less current portion	40,363	28,154
Other long-term liabilities	279	322
Total liabilities	71,615	49,207
Commitment and contingencies (Note 6)
Stockholders’ equity
Class A preferred stock, $0.01 par value, 750,000 shares authorized, issued and outstanding	8	8
Class A series 2 convertible participating preferred stock, $0.01 par value, 545,702 shares authorized, shares issued and outstanding 2011 and 2010: 545,585	5	5
Class A series 3 convertible participating preferred stock, $0.01 par value, 350,000 shares authorized, shares issued and outstanding 2011: 350,000	3	—
Class A common stock, $0.01 par value, 15,000,000 shares authorized, shares issued and outstanding 2011: 4,576,151; 2010: 4,529,485	46	45
Class B common stock, $0.01 par value, 5,182,808 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	394,516	359,515
Accumulated deficit	(81,276)	(62,808)
Total stockholders’ equity	313,302	296,765
Total liabilities and stockholders’ equity	$384,917	$345,972

The accompanying notes are an integral part of these condensed consolidated financial statements.

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenues
Casino	$9,474	$6,527	$16,689	$12,986
Room	8,795	5,123	15,409	9,496
Food and beverage	7,400	2,932	11,313	5,515
Other	1,139	859	1,845	1,972
Gross revenues	26,808	15,441	45,256	29,969
Less promotional allowances	(2,388)	(1,628)	(4,173)	(3,103)
Net revenues	24,420	13,813	41,083	26,866

Operating costs and expenses
Casino	6,402	5,225	11,370	10,427
Room	4,486	3,536	8,161	6,449
Food and beverage	6,922	2,765	10,976	5,581
Other	965	889	1,744	2,144
Marketing, advertising and promotions	1,195	888	2,102	1,347
Management fees	489	276	822	525
General and administrative	4,515	5,604	8,564	11,035
Maintenance and utilities	3,143	3,185	5,825	6,282
Depreciation and amortization	3,990	2,152	7,781	3,666
Preopening	1,680	105	2,144	105
Loss (gain) on asset disposals, net	—	2	(2)	16
Total operating costs and expenses	33,787	24,627	59,487	47,577
Operating loss	(9,367)	(10,814)	(18,404)	(20,711)
Interest expense, net	(34)	(401)	(64)	(396)
Net loss	$(9,401)	$(11,215)	$(18,468)	$(21,107)

Loss per common share
Basic and diluted	$(2.06)	$(2.48)	$(4.06)	$(4.69)
Weighted average common shares outstanding
Basic	4,560	4,522	4,545	4,505
Diluted	n/a	n/a	n/a	n/a
Dividends declared per common share	$—	$—	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Six Months Ended
	June 30,
	2011	2010

Cash flows from operating activities
Net loss	$(18,468)	$(21,107)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,781	3,666
Share-based compensation	5	—
Amortization of debt issuance costs	669	348
(Gain) loss on disposition of assets	(2)	16
Changes in operating assets and liabilities
Restricted cash	845	(4,945)
Accounts receivable, net	(2,238)	38
Inventories, prepaid expenses and other assets	(202)	524
Accounts payable, accrued expenses and other current liabilities	5,574	—
Accrued expenses and other current liabilities related to bankruptcy	—	(198)
Other	(179)	(748)
Net cash used in operating activities	(6,215)	(22,406)
Cash flows from investing activities
Capital expenditures	(29,291)	(39,669)
Construction payable	(3,089)	(651)
Proceeds from sale of property and equipment	4	19
Net cash used in investing activities	(32,376)	(40,301)
Cash flows from financing activities
Proceeds from issuance of preferred stock	35,000	50,000
Borrowings under Credit Agreement	29,840	—
Repayments under Credit Agreement	(17,500)	—
Principal payments on capital leases	(750)	(893)
Debt issuance costs	(42)	(651)
Net cash provided by financing activities	46,548	48,456
Net increase (decrease) in cash and cash equivalents	7,957	(14,251)
Cash and cash equivalents, beginning of period	9,981	45,008
Cash and cash equivalents, end of period	$17,938	$30,757

Supplemental cash flow disclosure
Preferred shares issued for payment of debt issuance costs	$—	$4,558
Cash paid for interest, net of $1.5 million and $0 capitalized, respectively	57	67
Property and equipment financed by debt	8,333	1,630

The accompanying notes are an integral part of these condensed consolidated financial statements.

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Organization and Background

Organization

Tropicana Las Vegas Hotel and Casino, Inc., is a Delaware corporation formed in June 2009 for the purpose of owning and operating Tropicana Las Vegas Holdings, LLC and its subsidiaries (the “Predecessor”), including the operations of Tropicana Las Vegas Hotel and Casino, LLC dba Tropicana Resort and Casino Las Vegas (“Tropicana Las Vegas”) from Tropicana Entertainment Holdings, LLC (“TEH”), in connection with the Predecessor’s plan of reorganization (the “Bankruptcy Plan”) under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”).

References herein to “we,” “us,” “our” or “Company” refer to Tropicana Las Vegas Hotel and Casino, Inc. unless the context specifically requires otherwise.

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

•                  we entered into a lease agreement, dated June 22, 2009, with Armenco Holdings, LLC (“Armenco”), a company controlled by Alex Yemenidjian, our Chairman of the Board, Chief Executive Officer and President, whereby we leased the real and non-gaming personal property of our hotel and casino, including the restaurants, lounges, retail shops and other related support facilities, and the operation thereof, to Armenco (Note 5) who also separately acquired all of the gaming assets until such time as we were able to obtain all governmental registrations, findings of suitability, licenses, qualifications, permits and approvals pursuant to the gaming laws and regulations of the State of Nevada and Clark County liquor and gaming codes necessary for us to own and operate our gaming facility directly, which occurred on December 1, 2010, at which time the lease was terminated and Armenco transferred the gaming assets of Tropicana Las Vegas to us for nominal consideration; and

•                  we assumed certain obligations and liabilities of the Predecessor.

2. Basis of Presentation

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included herein were prepared by us, in accordance with accounting principles generally accepted in the United States for interim financial information and rules and regulations of the Securities and Exchange Commission (the “SEC”).  Accordingly, they do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements, although we believe the disclosures are adequate to make the information presented not misleading.   The interim condensed consolidated financial statements contained herein should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods have been included.  The results of operations for the six months ended June 30, 2011, are not necessarily indicative of future financial results.

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

Reclassifications

Certain information in the condensed consolidated financial statements for the three and six months ended June 30, 2010 were reclassified to be consistent with the current year presentation, specifically within the condensed consolidated statements of operations within the “Revenues” category within the captions “other” and “food and beverage.”  These reclassifications had no effect on the previously reported net loss.

3. Property and Equipment, net

Property and equipment, net consists of the following (in thousands):

	June 30, 2011	December 31, 2010
	(unaudited)
Land and improvements	$205,210	$205,152
Building and improvements	94,257	44,727
Furniture, fixtures and equipment	42,689	13,732
Construction in progress	20,218	62,798
	362,374	326,409
Less: accumulated depreciation and amortization	(18,496)	(11,710)
Property and equipment, net	$343,878	$314,699

Capital Improvement Project

In July 2009, we began a $147.0 million renovation of Tropicana Las Vegas.  Due to changes in scope as well as to net favorable variances to the original budget, the renovation project is now expected to cost approximately $143.5 million of which $124.4 million was spent as of June 30, 2011. The capital improvement project includes:

•                  the renovation of over 1,300 rooms and suites which included updating furnishings and amenities, substantially upgrading the guest room experience;

•                  a comprehensive casino remodel including a refurbishment of the casino floor which includes new slot machines, furnishings, carpet, new ceilings, walls and columns, table layouts, gaming chairs and other items;

•                  a reconfiguration of the pedestrian bridge between Tropicana Las Vegas and MGM Grand Hotel & Casino allowing guests to enter the property directly into our new race and sports book;

•                  opening of Café Nikki, a three meal restaurant which offers American cuisine and flavors inspired by international dishes;

•                  the addition of Club Nikki and Nikki Beach which are complete as of May 2011. Club Nikki features 15,000 square feet leading guests to the iconic outdoor Nikki Beach Club;

•                  opening of South Beach Market Place, providing guests with a selection of casual dining experiences;

•                  opening of a poker room;

•                  a complete remodel of the convention and exhibition center;

•                  redevelopment of the pool area;

•                  enhancement of all food and beverage facilities;

•                  a new design for outdoor signage and the façade;

•                  renovations of restroom facilities throughout the property;

•                  renovations related to notices of violations and deferred maintenance projects; and

•                  other back-of-house improvements, upgrades to information technology systems and infrastructure upgrades.

In addition, we expanded and renovated our race and sports book, expanding it to 4,200 square feet, offering a full suite of unique sports betting technology, including in-running sports wagering. We also opened the theatrical interactive environment, “The Las Vegas Mob Experience.”  Costs related to the expansion and renovation of the race and sports book and the development of the Las Vegas Mob Experience are obligations of the tenants who operate those amenities. Additionally, we plan to develop a state-of-the-art spa facility expected to be completed in late 2011, which will also be funded and operated by a third party.

4. Long-term debt

Long-term debt consists of the following (in thousands):

	June 30,	December 31,
	2011	2010
	(unaudited)
Revolver, $50 million limit, interest at 4%	$39,340	$27,000
Other long-term debt	1,583	2,333
	40,923	29,333
Less current portion	(560)	(1,179)
Total long-term debt, net	$40,363	$28,154

Credit Agreement

In March 2010, we entered into a $60.0 million credit agreement (the “Credit Agreement”) comprised of a $50.0 million revolving credit facility (the “Revolver”) and a $10.0 million delayed draw term loan (the “Term Loan”) which was amended in April 2011. The maturity date for the Credit Agreement is March 2014. The Revolver bears interest at 4% per annum and the fee for any unfunded portion of the Revolver is 0.75%. Proceeds from the Revolver are being used to finance the current ongoing capital improvement project and other general corporate purposes. Proceeds from the Term Loan will be used to finance the completion of the ongoing capital improvement project. The Term Loan bears interest at 6% per annum and requires repayment of the principal balance outstanding under the Term Loan in equal monthly installments beginning on January 31, 2013.  The fee for any undrawn portion of the Term Loan is 1.00%. Pursuant to the terms of the Credit Agreement, we are required to establish an interest reserve account, as defined.

In April 2011, we entered into a first amendment to our Credit Agreement (the “First Amendment”).  Among other things, the First Amendment (i) amends the financial covenants we are subject to under the Credit Agreement; (ii) eliminates a provision that would have released the interest reserve under the Credit Agreement to us upon the 18 month anniversary of the Credit Agreement upon certain conditions and milestones; (iii) restricts our payment of management fees to Trilliant Management while there remains a principal amount outstanding under the Term Loan; and (iv) restricts the expenditure of capital on our capital improvement projects to not more than $61.2 million in 2011 and $10.0 million in 2012.

The Credit Agreement contains certain financial and other covenants. The covenants, among other things, restrict, subject to certain exceptions, our ability to incur additional indebtedness; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends or make distributions; engage in certain transactions with affiliates; and make investments. We believe we are in compliance with our covenants as of June 30, 2011.  Substantially all the assets of Tropicana Las Vegas are pledged as collateral under the Credit Agreement.

Pursuant to a lease dated June 7, 2010, we leased certain space within our property to Murder, Inc., LLC (“Murder Inc.”) for the development of a theatrical interactive environment, “The Las Vegas Mob Experience” (the “Mob Experience”).  The lease is guaranteed by Eagle Group Holdings, LLC.  In connection with Murder, Inc.’s construction of the Mob Experience, the general contractor and certain subcontractors contend that approximately $4.5 million remains due and unpaid, and subsequent to June 30, 2011, they have recorded liens against our property to secure payment thereof.  We are aware that these liens constitute an event of default under our Credit Agreement and we are currently in discussions with our Lender for, among other things, the temporary waiver of this event of default.

Other long-term debt

In June 2010, we entered into an equipment financing agreement in the amount of $1.2 million at an interest rate of 6.9%, terminating in July 2015. The agreement requires monthly payments of $21,000 that began August 2010, and a residual payment of $116,000 to be paid in the final month.

We lease certain equipment under capital leases. These agreements are capitalized at the present value of the future minimum lease payments at inception and are included in property and equipment. Under the terms, the lease agreements are non-interest bearing. As a result, no imputed interest was recorded as it was not material to the financial statements.

5. Related Party Transactions

Armenco Lease

As discussed in Note 1, on June 22, 2009, we entered into a lease agreement with Armenco (the “Armenco Lease”) in which we leased the real and non-gaming personal property of our hotel and casino, including the restaurants, lounges, retail shops and other related support facilities, and the operation thereof to Armenco until such time as we were able to obtain all governmental registrations, findings of suitability, licenses, qualifications, permits and approvals pursuant to the gaming laws and regulations of the State of Nevada and Clark County liquor and gaming codes necessary for us to own and operate our gaming facility directly, which occurred on December 1, 2010 resulting in the termination of the Armenco Lease. Under the terms of the lease, we were required to pay a fee equal to 2% of net revenues and 5% of EBITDA, each as defined, to Armenco. Armenco in turn paid rent in the amount of $1.00 per month. We incurred approximately $0.3 million and $0.5 million in expense related to the Armenco Lease for the three and six months ended June 30, 2010, respectively, which was included in management fees in the accompanying unaudited condensed consolidated statements of operations.

Management Agreement

Effective December 1, 2010, as discussed above, the Armenco Lease was terminated and the operation of our hotel and casino is managed by Trilliant Management, LP (“Trilliant Management”), pursuant to the terms of the management agreement entered into in May 2010 (the “Management Agreement”). Trilliant Management is controlled by its general partner, Trilliant Gaming Nevada Inc. (“Trilliant Gaming”), which is owned by each of Mr. Alex Yemenidjian, our Chairman of the Board, Chief Executive Officer and President, Mr. Timothy Duncanson, a director of the Company and Mr. Gerald Schwartz, the chairman and controlling stockholder of Onex Corporation. Together Messrs. Yemenidjian, Duncanson and Schwartz own 100% of the outstanding voting securities of Trilliant Gaming. The only other outstanding capital stock of Trilliant Gaming is one non-voting preferred share held by Mr. Yemenidjian, which share had a subscription price of $10,000 and upon a liquidation of Trilliant Gaming, is entitled to receive the subscription price plus any accrued and unpaid dividends (dividends accrue at the rate of 8% per annum). This one non-voting preferred share represents a de minimus ownership interest in and has no effect on the control of Trilliant Gaming. A stockholder agreement between Messrs. Yemenidjian, Duncanson and Schwartz sets forth the rights of each of them with respect to control of Trilliant Gaming and, in turn, our securities owned by the Onex Armenco Gaming Entities. The Onex Armenco Gaming Entities were formed by entities affiliated with Onex Corporation.

The Management Agreement provides for Trilliant Management to assist us in the management and operation of Tropicana Las Vegas. The Management Agreement terminates on November 30, 2020. For each fiscal year or portion thereof during the term of the Management Agreement, we will pay Trilliant Management a fee equal to the sum of 2% of all revenue from the operation of Tropicana Las Vegas (the “Revenue Fee”) and 5% of EBITDA after reduction of the Revenue Fee (each as defined). We incurred approximately $0.5 million and $0.8 million in expense related to the Management Agreement for the three and six months ended June 30, 2011, respectively, which were included in management fees in the accompanying unaudited condensed consolidated statements of operations.

6. Commitments and Contingencies

Litigation

Pursuant to the Bankruptcy Plan, we have assumed certain obligations and liabilities of the Predecessor, particularly liabilities in respect of post-bankruptcy petition administrative expenses. As of June 30, 2011, we have paid (or agreed to pay) approximately $2.5 million in allowed priority and cure claims and in non-professional fee administrative expenses and, with the exception of five disputed administrative/priority claims in the aggregate asserted amount of approximately $1.3 million, we do not anticipate any material additions to such claims or expenses. Professionals employed at the expense of the bankruptcy estates of the Predecessor and other debtors have filed applications for allowance of approximately $13.0 million in professional fees and expenses against the Predecessor. We dispute and have objected to many of those applications in advance of hearings before the Bankruptcy Court, the first of which occurred on May 11, 2011, and addressed issues of allocation of fees and expenses between the Predecessor and TEH. A second hearing on all other issues subject to the objections will occur approximately eight (8) weeks after the resolution of the allocation issues submitted to the Bankruptcy Court at the hearing that occurred on May 11, 2011. We believe that our liability in respect of such claimed professional fees and expenses will be materially less than the amounts requested, but we can give no assurance in this regard. In addition, the Company has taken the position that, pursuant to the Bankruptcy Plan, it is responsible only for the Predecessor’s appropriate allocation of professional fees and expenses that were unpaid at the time of confirmation of the Bankruptcy Plan, which would be an amount less than the amount of fees and expenses that the Company’s objections concede should be allocated to the Predecessor.  TEH, on the other hand, has asserted that the Predecessor should be responsible for payment of the entire amount of fees and expenses ultimately allocated to the Predecessor, an amount that TEH asserts should be 50% of the entire amounts requested. TEH also has asserted a claim of approximately $520,000 for management fees and an unliquidated contingent claim relating to alleged workers’ compensation liabilities. We dispute a portion of the claimed management fees and are currently in discussions with TEH regarding a resolution. We dispute the claim in respect of workers’ compensation liabilities in its entirety. However, no assurance can be given that the claims asserted will be ultimately disallowed or will not have a material adverse impact on the Company.

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

On August 10, 2010, the defendants and other parties filed a complaint with the Bankruptcy Court in Delaware seeking (a) a declaratory judgment that the Tropicana trademarks were property of the TEH’s bankruptcy estates, that the agent for the TEH “exit facility” (the loan made in connection with the TEH bankruptcy plan) has a lien on the trademarks, that the Predecessors amended bankruptcy schedules (which we filed to reflect the Predecessors interests in the trademarks) are invalid, and that the pending Nevada action violates the automatic stay of TEH’s bankruptcy cases; (b) a finding that plaintiffs are in contempt of the order confirming TEH’s bankruptcy plan as a result of “willfully and intentionally asserting ownership over the Tropicana Trademarks”; (c) an injunction to prevent the Nevada court from adjudicating “ownership of the Tropicana Trademarks”; and (d) damages resulting from the alleged “unjust enrichment” that would occur if plaintiffs are determined to own the Tropicana trademarks. On September 8, 2010, we filed with the Bankruptcy Court a motion to dismiss the defendants’ complaint for failure to state a claim upon which relief may be granted and to abstain from adjudicating any portion of the complaint that is not dismissed. We have also filed a motion for sanctions as we believe that the complaint in Bankruptcy Court qualifies as a frivolous filing that would support an award of sanctions and/or attorneys fees from the defendants. On October 13, 2010, the defendants filed their opposition to our motion to dismiss and on October 27, 2010, we filed a response to the defendants’ opposition. On October 28, 2010, the defendants requested oral argument with respect to the motion to dismiss. The Bankruptcy Court granted such request, scheduling a hearing for February 2, 2011. That hearing was subsequently adjourned by agreement of the parties to September 27, 2011. Discovery is ongoing, and we therefore cannot express an opinion at this time on the outcome of the case.

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

7. Stockholders’ Equity

Preferred Stock

We are authorized to issue up to 750,000 shares of our Class A Preferred, 545,702 shares of our Class A Series 2 Convertible Participating Preferred Stock (“Class A Series 2 Preferred”, collectively with Class A Preferred, “Existing Preferred”), and 350,000 shares of our Class A Series 3 Convertible Participating Preferred Stock, $0.01 par value per share, “Class A Series 3 Preferred”, collectively with Existing Preferred, “Preferred Stock”) of which 750,000 shares, 545,585 shares and 350,000 of Class A Preferred, Class A Series 2 Preferred, and Class A Series 3 Preferred, respectively, were outstanding at June 30, 2011.

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

In May 2011, we consummated a $35.0 million rights offering, pursuant to which we issued and sold 350,000 shares of our Class A Series 3 Preferred to certain of our stockholders.  The Class A Series 3 Preferred has the same terms as our Existing Preferred, except that the initial conversion price of the Class A Series 3 Preferred is $15 per share rather than the $25 per share of the Existing Preferred.  As part of the rights offering, we issued an additional 46,666 shares of our Class A Common to purchasers in the rights offering who provided a “backstop” to the offering (i.e., purchasing the shares of Class A Series 3 Preferred that were unsubscribed for by the other stockholders to ensure that we could raise the full $35.0 million from the rights offering).  The proceeds from the Class A Series 3 Preferred are being used for general corporate purposes, including funding of our ongoing capital improvement project.

The Preferred Stock constitutes a class of our preferred stock, consisting of an aggregate of 1,645,702 shares having a per share liquidation preference amount equal to the greater of (i) $100 plus the amount of accrued and unpaid dividends for any prior dividend periods; and (ii) an amount equal to the amount the holders of the Preferred Stock would have received upon liquidation, dissolution or winding up of the Company had such holders converted their shares of the Preferred Stock into shares of our common stock immediately prior to such liquidation, dissolution or winding up.

Dividends on the Preferred Stock are payable semi-annually in arrears, when, as and if authorized and declared by our board of directors out of legally available funds, on a cumulative basis on the $100 per share original purchase price plus the amount of cumulated and unpaid dividends for any prior dividend periods. Dividends on the Preferred Stock are calculated at a rate of 12.5% per annum and are payable semi-annually in arrears, commencing in February 2010 for the Class A Preferred, October 2010 for the Class A Series 2 Preferred and August 2011 for the Class A Series 3 Preferred. Each dividend will be payable to holders of record as they appear on our stock register on the applicable record date, which will be the 15th calendar day immediately preceding the related dividend payment date (whether or not a business day), or such other record date determined by our board of directors that is not more than 60 nor less than ten days prior to the related dividend payment date. Each period from and including a dividend payment date (or the date of the issuance of the Preferred Stock) to but excluding the following dividend payment date is referred to as a “dividend period.” Dividends payable for each dividend period are computed on the basis of a 360-day year consisting of twelve 30-day months. Any payment of a dividend will first be credited against the earliest cumulated but unpaid dividend due with respect to such share that remains payable.

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

We are not obligated to pay holders of the Preferred Stock any dividend in excess of the dividends on the Preferred Stock that are payable as described above. There is no sinking fund with respect to dividends on the Preferred Stock. So long as the Preferred Stock remains outstanding, we may not declare or pay a dividend or other distribution on our common stock or any other shares that rank junior to the Preferred Stock (other than dividends payable solely in common stock), and we generally may not directly or indirectly purchase, redeem or otherwise acquire any shares of common stock unless all accrued and unpaid dividends on the Preferred Stock for all past dividend periods are paid in full. As of June 30, 2011, we had approximately $28.3 million in unrecorded dividend liability.

Each share of Preferred Stock is convertible into shares of common stock. Each holder of the Preferred Stock is entitled to convert any and all shares of such stock into shares of Class A Common or Class B Common (at the option of such holder) provided that the conversion of Preferred Stock to Class A Common will not be permitted unless such conversion is in compliance with, and such holder has, all necessary approvals and licenses under all applicable gaming laws. The number of shares of Class A Common or Class B Common (at the option of such holder) that each Preferred Stock can be converted into can be determined by dividing (i) the sum of the $100 per share original purchase price of the Preferred Stock and the amount of cumulated and unpaid dividends for any prior dividend periods by (ii) the conversion price at the time of the conversion. The initial conversion price is $25 for Class A Preferred and Class A Series 2 Preferred and $15 for Class A Series 3 Preferred. Each outstanding share of Preferred Stock will automatically convert into a number of shares of Class A Common or Class B Common, as the case may be, upon any initial public offering of our common stock on a national stock exchange.

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

Common Stock

We are authorized to issue up to 15,000,000 shares of our Class A Common of which 4,576,151 shares were outstanding as of June 30, 2011.  We are authorized to issue up to 5,182,808 shares of our Class B Common of which no shares were issued as of June 30, 2011. Except as otherwise provided by our articles of incorporation or Nevada law, each holder of the Class A Common is entitled to one vote, in person or by proxy, for each share standing in such holder’s name on our stock transfer records. To the fullest extent permitted by law, holders of Class B Common shall not be entitled to vote on any matter submitted to a vote of our stockholders. Each share of Class A Common is convertible into a share of Class B Common, in each case as adjusted for any stock dividends, splits, combinations, recapitalizations, reclassifications and similar events.  Each share of Class B Common is convertible into a share of Class A Common, in each case as adjusted for any stock dividends, splits, combinations, recapitalizations, reclassifications and similar events, provided that such conversion is in compliance with, and such holder has, all necessary approvals and licenses under all applicable gaming laws.

Holders of shares of common stock are entitled to receive dividends only when, as and if approved by our board of directors from funds legally available for the payment of dividends, after payment of dividends on our outstanding series of preferred stock. Our stockholders are entitled to share ratably in the assets legally available for distribution to our stockholders in the event of our liquidation, dissolution or winding up, voluntarily or involuntarily, after payment of, or adequate provision for, all of our known debts and liabilities and of any preferences of the Class A Preferred, Class A Series 2 Preferred, Class A Series 3 Preferred, or any other series of our preferred stock that may be outstanding in the future. These rights are subject to the preferential rights of any other series of our preferred stock that may then be subject to compliance with the stockholders’ agreement, dated July 1, 2009 (the “Stockholders’ Agreement”) and applicable federal and state securities laws, including the Nevada Gaming Control Act, our common stock may be transferred without any restrictions or limitations.

Pursuant to the Bankruptcy Plan, we issued a warrant to purchase up to 664,122 shares of our Class B Common to TEH (the “TE Warrant”).  As of June 30, 2011, the TE Warrant is outstanding. The TE Warrant is exercisable by TEH at any time on or prior to the earlier of (i) 5:00 pm, New York City time, on July 1, 2013, or (ii) a date on which we sell, lease, transfer or otherwise dispose of substantially all of our property, assets or business, another person or entity acquires all or substantially all of our shares of common stock or we consolidate with or merge with or into another person or entity or enter into a business combination with another person. The exercise price per share for the TE Warrant is equal to (a) $66,412,373 plus interest accrued from and after July 1, 2009 at the rate of 15% per annum, compounded annually, divided by (b) 664,122. As of June 30, 2011, the exercise price of the TE Warrant was $129.96. In order to exercise the TE Warrant, TEH is required to become a party to the Stockholders’ Agreement. Based on the valuation models used and related assumptions, no value was ascribed to the TE Warrant in the accompanying unaudited condensed consolidated financial statements.

Changes in stockholders’ equity for the six months ended June 30, 2011 were as follows (dollars in thousands, unaudited):

Balance, December 31, 2010	$296,765
Rights offering proceeds	35,000
Share-based compensation	5
Net loss	(18,468)

Balance, June 30, 2011	$313,302

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

We account for share-based awards exchanged for services in accordance with the authoritative accounting guidance for share-based payments. Under the guidance, share-based compensation expense is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense, net of estimated forfeitures, on a straight-line basis over the requisite service period of the award.  For the three and six months ended June 30, 2011, we recognized $2,000 and $5,000, respectively, of share-based compensation expense which was included in general and administrative expenses on the accompanying condensed consolidated statements of operations.

9. Basic and Diluted Net Loss Per Share

We compute net loss per share in accordance with accounting guidance which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statements of operations. Basic EPS is computed by dividing net loss available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

All potential dilutive shares of 7.7 million and 7.9 million for the three and six months ended June 30, 2011, respectively, and 3.2 million and 5.6 million for the three and six months ended June 30, 2010, respectively, were anti-dilutive, and therefore were not included in the computation of diluted earnings per share. As a result, basic EPS was equal to diluted EPS for the three and six months ended June 30, 2011 and 2010.

10. Income Taxes

The financial results include no income tax expense (benefit) for the three and six months ended June 30, 2011 and 2010 as our effective income tax rate for both periods was 0%. The difference between the federal statutory rate of 35% and our effective income tax rate at June 30, 2011 and 2010 was primarily due to a valuation allowance recorded. Looking forward, our effective income tax rate may fluctuate due to changes in tax legislation, changes in our estimates of federal tax credits, changes in our assessment of uncertainties as valued under accounting guidance for uncertainty in income taxes, as well as accumulated interest and penalties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with, and is qualified in its entirety by, our condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.  This discussion contains certain “forward-looking statements,” including information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” and similar expressions, as well as statements in future tense, identify forward-looking statements.  Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements speak only as of the date the statements are made. You should not put undue reliance on any forward-looking statements.

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

Capital Improvement Project.  The following renovations were recently completed as part of the $147.0 million capital improvement project which began in July 2009.  Due to changes in scope as well as to net favorable variances to the original budget, the renovation project is now expected to cost approximately $143.5 million:

•                  the renovation of over 1,300 rooms and suites which included updating furnishings and amenities, substantially upgrading the guest room experience;

•                  a comprehensive casino remodel including a refurbishment of the casino floor which includes new slot machines, furnishings, carpet, new ceilings, wall and columns, table layouts, gaming chairs and other items;

•                  a reconfiguration of the pedestrian bridge between Tropicana Las Vegas and MGM Grand Hotel & Casino allowing guests to enter the property directly into our new race and sports book;

•                  opening of Café Nikki, a three meal restaurant which offers American cuisine and flavors inspired by international dishes;

•                  the addition of Club Nikki and Nikki Beach which are complete as of May 2011. Club Nikki features 15,000 square feet leading guests to the iconic outdoor Nikki Beach Club;

•                  opening of South Beach Market Place, providing guests with a selection of casual dining experiences;

•                  opening of a poker room;

•                  a complete remodel of the convention and exhibition center;

•                  redevelopment of the pool area;

•                  the enhancement of all food and beverage facilities;

•                  a new design for outdoor signage and the façade;

•                  renovations of restroom facilities throughout the property;

•                  renovations related to notices of violations and deferred maintenance projects; and

•                  other back-of-house improvements, upgrades to information technology systems and infrastructure upgrades.

In addition, we expanded and renovated our race and sports book, expanding it to 4,200 square feet offering a full suite of unique sports betting technology, including in-running sports wagering.  We also opened the theatrical interactive environment, “The Las Vegas Mob Experience”.  Costs related to the expansion and renovation of the race and sports book and the development of the Las Vegas Mob Experience are obligations of the tenants who operate those amenities.

Additionally, we are constructing a state-of-the-art spa facility expected to be completed in October 2011, which will also be funded and operated by a third party.

While phases of the capital improvement project are still to be completed, the completion of various items such as the renovation of the hotel rooms and suites, the opening of Café Nikki, Nikki Beach and Club Nikki, have resulted in increased revenues and corresponding expenses.  As the capital improvement project reaches completion, we anticipate experiencing continued increases in revenues and corresponding expenses.

Rights Offering

In May 2011, we consummated a $35.0 million rights offering, pursuant to which we issued and sold 350,000 shares of our Class A Series 3 Convertible Participating Preferred Stock, par value $0.01 per share (“Class A Series 3 Preferred”) to certain of our stockholders.  The proceeds are being used for general corporate purposes, including funding of our ongoing capital improvement project.

Amendment to Credit Agreement

In April 2011, we entered into the first amendment to our Credit Agreement (the “First Amendment”).  Among other things, the First Amendment (i) amends the financial covenants we are subject to under the Credit Agreement; (ii) requires that we begin repaying the principal balance outstanding under the Term Loan in equal monthly installments beginning on January 31, 2013; (iii) eliminates a provision that would have released the interest reserve under the Credit Agreement to us upon the 18 month anniversary of the Credit Agreement upon certain conditions and milestones; (iv) restricts our payment of management fees to Trilliant Management while there remains a principal amount outstanding under the Term Loan; and (v) restricts the expenditure of capital on our capital improvement projects to not more than $61.2 million in 2011 and $10.0 million in 2012.

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

Operating Costs and Expenses.  Operating costs and expenses include the direct costs associated with, among other things, operating the casino, hotel, food and beverage outlets and other casino and hotel operations (including retail amenities, concessions, entertainment offerings and certain other ancillary services conducted at the casino). These direct costs primarily relate to payroll, supplies, costs of goods sold and gaming taxes and licenses. Gaming taxes and license fees are based upon such factors as a percentage of the gross revenues or net gaming proceeds received and the number of gaming devices and table games operated. Gaming license fees and taxes may also vary with changes in applicable legislation. Operating costs and expenses also include the costs of marketing, advertising and promotions, general and administrative costs and the costs of maintenance and utilities in addition to depreciation and amortization expense.

Results of Operation- Three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010

The following table highlights our results of operations (dollars in thousands, unaudited):

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
	2011	2010	Change	2011	2010	Change
Net revenues	$24,420	$13,813	77%	$41,083	$26,866	53%
Operating costs and expenses	33,787	24,627	37%	59,487	47,577	25%
Operating loss	(9,367)	(10,814)	(13)%	(18,404)	(20,711)	(11)%
Interest expense, net	(34)	(401)	n/m	(64)	(396)	n/m
Net loss	(9,401)	(11,215)	(16)%	(18,468)	(21,107)	(13)%

n/m - Not meaningful

Net Revenue.   Net revenues increased $10.6 million and $14.2 million for the three and six months ended June 30, 2011 as compared to the three months ended June 30, 2010, respectively, primarily due to the completion of the casino remodel and renovation of over 1,300 rooms and suites as well as the opening of Café Nikki in the second half of 2010 and the opening of Nikki Beach and Club Nikki in the second quarter of 2011 as part of our $147.0 million capital improvement project.  The recent capital improvement project resulted in the closure of sections of our casino floor, hotel rooms and food and beverage facilities resulting in disruption and inconvenience to our customers during 2010 and to a lesser degree during 2011.  Although we aim to minimize such disruption and inconvenience to our customers, we experienced a reduction in revenues as a result during the three and six months ended June 30, 2010 and to a lesser extent during the three and six months ended June 30, 2011.

Operating Loss.  The operating loss decreased $1.4 million and $2.3 million for the three and six months ended June 30, 2011 as compared to the three and six months ended June 30, 2010, respectively, which was primarily due to an increase in net revenues as noted above partially offset by an increase in operating costs and expenses.  The increase in operating costs and expenses was primarily related to increased depreciation and amortization expense as a result of the completion of various phases of our capital improvement project as well as increases in preopening expenses and increases in food and beverage expenses as a result of Nikki Beach and Club Nikki which opened in May 2011.

The following table highlights our various sources of revenues and expenses as compared to the prior period (dollars in thousands, unaudited):

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
	2011	2010	Change	2011	2010	Change
Casino revenues	$9,474	$6,527	45%	$16,689	$12,986	29%
Casino expenses	6,402	5,225	23%	11,370	10,427	9%
Margin	32%	20%		32%	20%

Room revenue	$8,795	$5,123	72%	$15,409	$9,496	62%
Room expense	4,486	3,536	27%	8,161	6,449	27%
Margin	49%	31%		47%	32%

Food and beverage revenues	$7,400	$2,932	152%	$11,313	$5,515	105%
Food and beverage expenses	6,922	2,765	150%	10,976	5,581	97%
Margin	6%	6%		3%	(1)%

Other revenues	$1,139	$859	33%	$1,845	$1,972	(6)%
Other expenses	965	889	9%	1,744	2,144	(19)%

Casino.  Casino revenues increased $2.9 million and $3.7 million for the three and six months ended June 30, 2011 as compared to the three and six months ended June 30, 2010, respectively.  Slot revenues accounted for a majority of the increase in casino revenues as a result of the refurbishment of the casino floor and the addition of new slot machines as well as successful marketing efforts to promote repeat visits.  Casino expenses increased $1.2 million and $0.9 million for the three and six months ended June 30, 2011, as compared to the same period in the prior year, respectively. The increases were the result of increases to complimentaries in relation to marketing efforts disclosed above, increased payroll costs as a result of added employees for the additional table games offered in connection with the completion of the casino renovations during the second quarter, and increased gaming taxes as a result of increased revenues.    As a result of the increased casino revenues, the casino operating margin increased 12 percentage points in both the three and six months ended June 30, 2011 as compared to the three and six months ended June 30, 2010, respectively.

Room.  Room revenue increased $3.7 million and $5.9 million for the three and six months ended June 30, 2011 as compared to the three and six months ended June 30, 2010, respectively, which was attributable to an increase in average daily rate to $66 from $54 and $64 from $54 as well as an increase in occupancy percentage to 94% from 80% and 85% from 74% for the same periods, respectively, resulting from the availability of the newly renovated hotel rooms in the Paradise Tower placed in service in the second quarter of 2010 and the newly renovated hotel rooms in the Club Tower placed in service in the third and fourth quarter of 2010.  Room expense increased $1.0 million and $1.7 million for the three and six months ended June 30, 2011 as compared to the same periods in the prior year, respectively, due to the opening of the renovated hotels rooms as discussed above resulting in increased payroll costs.  As a result of the increased room revenue, the hotel operating margin increased 18 percentage points and 15 percentage points in the three and six months ended June 30, 2011 as compared to the same periods in the prior year, respectively.

Food and Beverage.  Food and beverage revenues increased approximately $4.5 million and $5.8 million for the three and six months ended June 30, 2011 as compared to the three and six months ended June 30, 2010.  The increase was primarily due to the opening of Cafe Nikki in December 2010.  Food and beverage expenses increased approximately $4.2 million and $5.4 million for the three and six months ended June 30, 2011 as compared to the three and six months ended June 30, 2010, respectively, primarily due to the opening of Cafe Nikki resulting in increased payroll costs, other operating costs and cost of goods sold.  As a result of the increased food and beverage revenue, the food and beverage operating margin increased 4 percentage points in the six months ended June 30, 2011 as compared to the same period in the prior year, yet remained unchanged for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010.

Other.  Other revenues primarily include income from the gift shop, entertainment and leased outlets. Other revenues increased by $0.3 million for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010, primarily a result of increased income from leased outlets offset by decreases in income from gift shop revenue.  The increased leased outlets revenue was the result of the opening of our race and sports book and other entertainment venues during the first six months in 2011.  Other revenues decreased by $0.1 million for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010, a direct result of decreases in retail revenues offset by increases in leased outlet revenues.

Marketing, Advertising and Promotions.  Marketing, advertising and promotions expense increased $0.3 million and $0.8 million, or 35% and 56%, for the three and six months ended June 30, 2011 as compared to the three and six months ended June 30, 2010, respectively, due to increased marketing and advertising of the recently completed renovations related to our capital improvement project.

We entered into a marketing agreement with a third party to assist in the marketing efforts of Club Nikki and Nikki Beach.  Base fees are paid on a monthly basis and for the three and six months ended June 30, 2011 were $0.4 million and $0.6 million, respectively and were primarily included in preopening expenses.  In addition, an incentive fee is to be paid in the amount of 5% of gross Nikki nightclub and beach club host sales.  The agreement may be terminated if certain gross revenue thresholds are not met.  As of June 30, 2011 gross revenue thresholds were not met.

Management Fees.  Management fees increased $0.2 million and $0.3 million, or 77% and 57%, for the three and six months ended June 30, 2011 as compared to the three and six months ended June 30, 2010, respectively, as a result of increased revenues.

General and Administrative.  General and administrative expenses decreased $1.1 million and $2.5 million, or 19% and 22%, for the three and six months ended June 30, 2011 as compared to the three and six months ended June 30, 2010, respectively. The decrease was due to reduced legal expenses as a result of receiving government approvals in December 2010 allowing us to own and operate our gaming facility as well as lower payroll and operating expenses as a result of cost reduction and efficiency initiatives implemented by management.

Maintenance and Utilities.  Maintenance and utilities expense decreased negligibly and $0.5 million, or 1% and 7%, for the three and six months ended June 30, 2011 as compared to the three and six months ended June 30, 2010, respectively.  The decrease was the result of cost reduction efforts among the property.

Depreciation and Amortization.  Depreciation and amortization expense increased $1.8 million and $4.1 million, or 85% and 112%, for the three and six months ended June 30, 2011 as compared to the three and six months ended June 30, 2010, respectively, primarily related to the completion of portions of our capital improvement project in various phases beginning the second half of 2010 through June 2011.

Preopening Expenses.  Preopening expenses for the three and six months ended June 30, 2011 were $1.7 million and $2.1 million, respectively, an increase of $1.6 million and $2.0 million from the three and six months ended June 30, 2010, respectively.  Preopening expenses were primarily related to the development of Club Nikki and Nikki Beach.

Interest Expense.  Gross interest expense was $0.8 million and $1.6 million for the three and six months ended June 30, 2011, respectively, an increase of $0.4 million and $1.2 million for the three and six months ended June 30, 2011 as compared to the three and six months ended June 30, 2010, respectively, due to an increase in our long-term debt of $39.3 million related to borrowings under our Credit Agreement which were used to fund our capital improvement project.  Capitalized interest increased $0.8 million and $1.5 million for the three and six months ended June 30, 2011 as compared to the three and six months ended June 30, 2010, respectively, due to interest capitalized for our capital improvement project.

Income Tax.  The financial results include no income tax expense (benefit) for the three and six months ended June 30, 2011 and 2010 due to a valuation allowance as we did not believe our ability to realize the benefit of tax losses incurred in these periods was more likely than not to occur.

Liquidity and Capital Resources

Our cash flows are, and will continue to be, affected by a variety of factors, many of which are outside of our control, including regulatory issues, competition, financial markets and other general business conditions. Although we are currently experiencing negative cash flow from our operations, we believe anticipated borrowing availability and our existing cash balance will be adequate to meet our financial and operating obligations in 2011. However, our results for future periods are subject to numerous uncertainties which may result in reduced liquidity that could affect our ability to meet our obligations while attempting to meet competitive pressures or adverse economic conditions.

Rights Offering

In May 2011, we consummated a $35.0 million rights offering, pursuant to which we issued and sold 350,000 shares of our Class A Series 3 Preferred to certain of our stockholders.  The Class A Series 3 Preferred has the same terms as our Existing Preferred, except that the initial conversion price of the Class A Series 3 Preferred is $15 per share rather than the $25 per share of the Existing Preferred.  As part of the rights offering, we issued an additional 46,666 shares of our Class A Common to purchasers in the rights offering who provided a “backstop” to the offering (i.e., purchasing the shares of Class A Series 3 Preferred that were unsubscribed for by the other stockholders to ensure that we could raise the full $35.0 million from the rights offering).  The proceeds from the Class A Series 3 Preferred are being used for general corporate purposes, including funding of our ongoing capital improvement project.

Credit Agreement

In March 2010, we entered into the Credit Agreement comprised of the Revolver and Term Loan, which was amended in April 2011. The Revolver bears interest at 4% per annum and the fee for any unfunded portion of the Revolver is 0.75%. The Term Loan bears interest at 6% per annum and requires repayment of the principal balance outstanding under Term Loan in equal monthly installments beginning on January 31, 2013. The fee for any undrawn portion of the Term Loan is 1.00%. Pursuant to the terms of the Credit Agreement, we are required to establish an interest reserve account, as defined. The Credit Agreement contains certain financial and other covenants. The covenants, among other things, restrict, subject to certain exceptions, our ability to incur additional indebtedness; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends or make distributions; engage in certain transaction with affiliates; and make investments. We believe that we are in compliance with our covenants as of June 30, 2011.  Substantially all the assets of Tropicana Las Vegas are pledged as collateral under the Credit Agreement. As of August 11, 2011, we have $4.0 million available for borrowings under our Credit Agreement.

Pursuant to a lease dated June 7, 2010, we leased certain space within our property to Murder, Inc., LLC (“Murder Inc.”) for the development of a theatrical interactive environment, “The Las Vegas Mob Experience” (the “Mob Experience”).  The lease is guaranteed by Eagle Group Holdings, LLC.  In connection with Murder, Inc.’s construction of the Mob Experience, the general contractor and certain subcontractors contend that approximately $4.5 million remains due and unpaid, and subsequent to June 30, 2011, they have recorded liens against our property to secure payment thereof.  We are aware that these liens constitute an event of default under our Credit Agreement and we are currently in discussions with our Lender for, among other things, the temporary waiver of this event of default.

Management Agreement

Beginning December 1, 2010, the operation of our hotel and casino was managed by Trilliant Management, LP (“Trilliant Management”) pursuant to the terms of the management agreement entered into in May 2010 (the “Management Agreement”). The Management Agreement provides for Trilliant Management to assist us in the management and operation of Tropicana Las Vegas.  The Management Agreement terminates on November 30, 2020. For each fiscal year or portion thereof during the term of the Management Agreement, we will pay Trilliant Management a fee equal to the sum of 2% of all revenue from the operation of Tropicana Las Vegas (the “Revenue Fee”) and 5% of EBITDA after reduction of the Revenue Fee (each as defined).

Six months ended June 30, 2011

During the six months ended June 30, 2011, our cash flows used in operating activities were approximately $6.2 million. Cash used for capital expenditures were approximately $29.3 million while payments on capital leases were approximately $0.8 million for the same period.  In addition, during the six months ended June 30, 2011 we had cash flows from financing activities of approximately $46.5 million. We had total available borrowings of $50.0 million under our Revolver, which was reduced by borrowings of $39.3 million and various letters of credit of $0.7 million, leaving $10.0 million available as of June 30, 2011 as well as $10.0 million available under our Term Loan as of the same period.  In May 2011, we completed a $35 million rights offering pursuant to which we issued and sold 350,000 shares of our Class A Series 3 Preferred to certain of our stockholders.

Our primary cash requirements for the remainder of 2011 are expected to include capital expenditures of approximately $19.1 million related to our capital improvement project, interest payments on our indebtedness and other operational requirements. We expect that our cash flows from operations and our availability under our Credit Agreement, together with cash on hand, will be adequate to fund our activities, including capital expenditures for our property revitalization.  We believe that our current sources of capital will be sufficient to meet our short-term liquidity requirements. We intend to satisfy our long-term liquidity requirements primarily through cash provided by operations. However, our ability to meet our long-term liquidity requirements will depend on our ability to generate adequate cash flow from our operations. In the event that the anticipated sources of capital are inadequate to fund our short-term or long-term liquidity requirements, we will be required to procure additional financing, including debt financing or additional equity financing, to fund our operations and our capital expenditures. There can be no assurance that such sources of financing will be available to us on terms acceptable to us, if at all.

Contractual Obligations and Off-Balance Sheet Arrangements

With the exception of payments made in relationship to our capital leases, there were no material changes during the six months ended June 30, 2011 to our contractual obligations or off-balance sheet arrangements as disclosed in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2010.

Critical Accounting Policies

A description of our critical accounting policies can be found in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2010. There were no material changes to our critical accounting policies during the six months ended June 30, 2011.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of June 30, 2011.  This conclusion is based on an evaluation conducted under the supervision and participation of the principal executive officer and principal financial officer along with the Company’s management.  Disclosure controls and procedures are those controls and procedures which ensure that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with SEC rules and regulations.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the second quarter 2011 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Pursuant to the Bankruptcy Plan, we have assumed certain obligations and liabilities of the Predecessor, particularly liabilities in respect of post-bankruptcy petition administrative expenses. As of June 30, 2011, we have paid (or agreed to pay) approximately $2.5 million in allowed priority and cure claims and in non-professional fee administrative expenses and, with the exception of five disputed administrative/priority claims in the aggregate asserted amount of approximately $1.3 million, we do not anticipate any material additions to such claims or expenses. Professionals employed at the expense of the bankruptcy estates of the Predecessor and other debtors have filed applications for allowance of approximately $13.0 million in professional fees and expenses against the Predecessor. We dispute and have objected to many of those applications in advance of hearings before the Bankruptcy Court, the first of which occurred on May 11, 2011, and addressed issues of allocation of fees and expenses between the Predecessor and TEH. A second hearing on all other issues subject to the objections will occur approximately eight (8) weeks after the resolution of the allocation issues submitted to the Bankruptcy Court at the hearing that occurred on May 11, 2011. We believe that our liability in respect of such claimed professional fees and expenses will be materially less than the amounts requested, but we can give no assurance in this regard. In addition, the Company has taken the position that, pursuant to the Bankruptcy Plan, it is responsible only for the Predecessor’s appropriate allocation of professional fees and expenses that were unpaid at the time of confirmation of the Bankruptcy Plan, which would be an amount less than the amount of fees and expenses that the Company’s objections concede should be allocated to the Predecessor.  TEH, on the other hand, has asserted that the Predecessor should be responsible for payment of the entire amount of fees and expenses ultimately allocated to the Predecessor, an amount that TEH asserts should be 50% of the entire amounts requested. TEH also has asserted a claim of approximately $520,000 for management fees and an unliquidated contingent claim relating to alleged workers’ compensation liabilities. We dispute a portion of the claimed management fees and are currently in discussions with TEH regarding a resolution. We dispute the claim in respect of workers’ compensation liabilities in its entirety. However, no assurance can be given that the claims asserted will be ultimately disallowed or will not have a material adverse impact on the Company.

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

On August 10, 2010, the defendants and other parties filed a complaint with the Bankruptcy Court in Delaware seeking (a) a declaratory judgment that the Tropicana trademarks were property of the TEH’s bankruptcy estates, that the agent for the TEH “exit facility” (the loan made in connection with the TEH bankruptcy plan) has a lien on the trademarks, that the Predecessors amended bankruptcy schedules (which we filed to reflect the Predecessors interests in the trademarks) are invalid, and that the pending Nevada action violates the automatic stay of TEH’s bankruptcy cases; (b) a finding that plaintiffs are in contempt of the order confirming TEH’s bankruptcy plan as a result of “willfully and intentionally asserting ownership over the Tropicana Trademarks”; (c) an injunction to prevent the Nevada court from adjudicating “ownership of the Tropicana Trademarks”; and (d) damages resulting from the alleged “unjust enrichment” that would occur if plaintiffs are determined to own the Tropicana trademarks. On September 8, 2010, we filed with the Bankruptcy Court a motion to dismiss the defendants’ complaint for failure to state a claim upon which relief may be granted and to abstain from adjudicating any portion of the complaint that is not dismissed. We have also filed a motion for sanctions as we believe that the complaint in Bankruptcy Court qualifies as a frivolous filing that would support an award of sanctions and/or attorneys fees from the defendants. On October 13, 2010, the defendants filed their opposition to our motion to dismiss and on October 27, 2010, we filed a response to the defendants’ opposition. On October 28, 2010, the defendants requested oral argument with respect to the motion to dismiss. The Bankruptcy Court has granted such request, scheduling a hearing for February 2, 2011. That hearing was subsequently adjourned by agreement of the parties to September 27, 2011. Discovery is ongoing, and we therefore cannot express an opinion at this time on the outcome of the case.  See “Item 1A. Risk Factors-We are currently involved in litigation over the use of the ‘Tropicana’ name” of our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 1A. Risk Factors

The Company has updated its risk factors as previously disclosed in its Form 10-K for the year ended December 31, 2010. The following risk factor should be read together with the risk factors included in Part I, Item 1A of our Form 10-K for the year ended December 31, 2010.  References in the risk factors to “we,” “our” and “us” or “Company” are to Tropicana Las Vegas, Inc. unless the context specifically otherwise requires.

We may face substantial administrative liabilities.

In the Bankruptcy Plan, we assumed certain obligations and liabilities of the Predecessor, particularly liabilities in respect of post-bankruptcy petition administrative expenses. To date we have paid (or agreed to pay) approximately $2.5 million in allowed priority and cure claims and in non-professional fee administrative expenses and, with the exception of five disputed administrative/priority claims in the aggregate asserted amount of approximately $1.3 million, we do not anticipate any material additions to such claims or expenses. We have not yet paid the $400,000 to be distributed to the Predecessors unsecured creditors in satisfaction of their unsecured claims. Professionals employed at the expense of the bankruptcy estates of the Predecessor and other debtors have filed applications for allowance of approximately $13.0 million in professional fees and expenses against the Predecessor. We dispute and have objected to many of those applications in advance of hearings before the Bankruptcy Court, the first of which occurred on May 11, 2011, and addressed issues of allocation of fees and expenses between the Predecessor and TEH.  A second hearing on all other issues subject to the objections will occur approximately eight (8) weeks after the resolution of the allocation issues submitted to the Bankruptcy Court at the hearing that occurred on May 11, 2011.  We believe that our liability in respect of such claimed professional fees and expenses will be materially less than the amounts requested, but we can give no assurance in this regard. In addition, the Company has taken the position that, pursuant to the Bankruptcy Plan, it is responsible only for the Predecessor’s appropriate allocation of professional fees and expenses that were unpaid at the time of confirmation of the Bankruptcy Plan, which would be an amount less than the amount of fees and expenses that the Company’s objections concede should be allocated to the Predecessor. TEH, on the other hand, has asserted that the Predecessor should be responsible for payment of the entire amount of fees and expenses ultimately allocated to the Predecessor, an amount that TEH asserts should be 50% of the entire amounts requested. TEH, the former ultimate owner of Tropicana Las Vegas, also has asserted a claim of approximately $520,000 for management fees and an unliquidated contingent claim relating to alleged workers’ compensation liabilities. We dispute a portion of the claimed management fee and currently are in discussions with TEH regarding a resolution. We dispute the claim in respect of workers’ compensation liabilities in its entirety. However, no assurance can be given that the claims asserted will be ultimately disallowed or will not have a material adverse impact on us.

We are currently involved in litigation over the use of the “Tropicana” name.

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

On August 10, 2010, the defendants and other parties filed a complaint with the Bankruptcy Court in Delaware seeking (a) a declaratory judgment that the Tropicana trademarks were property of the TEH’s bankruptcy estates, that the agent for the TEH “exit facility” (the loan made in connection with the TEH bankruptcy plan) has a lien on the trademarks, that the Predecessors amended bankruptcy schedules (which we filed to reflect the Predecessors interests in the trademarks) are invalid, and that the pending Nevada action violates the automatic stay of TEH’s bankruptcy cases; (b) a finding that plaintiffs are in contempt of the order confirming TEH’s bankruptcy plan as a result of “willfully and intentionally asserting ownership over the Tropicana Trademarks”; (c) an injunction to prevent the Nevada court from adjudicating “ownership of the Tropicana Trademarks”; and (d) damages resulting from the alleged “unjust enrichment” that would occur if plaintiffs are determined to own the Tropicana trademarks. On September 8, 2010 we filed with the Bankruptcy Court a motion to dismiss the defendants’ complaint for failure to state a claim upon which relief may be granted and to abstain from adjudicating any portion of the complaint that is not dismissed. We have also filed a motion for sanctions as we believe that the complaint in Bankruptcy Court qualifies as a frivolous filing that would support an award of sanctions and/or attorneys fees from the defendants. On October 13, 2010, the defendants filed their opposition to our motion to dismiss and on October 27, 2010, we filed a response to the defendants’ opposition. On October 28, 2010, the defendants requested oral argument with respect to the motion to dismiss. The Bankruptcy Court has granted such request, scheduling a hearing for February 2, 2011. That hearing was subsequently adjourned by agreement of the parties to September 27, 2011.

In the event that the court were to decide that we do not have the right to use the “Tropicana” name in conducting our business, we would be required to license the name or re-name and re-brand Tropicana Las Vegas. We are unable to estimate how much any such license of the “Tropicana” name would cost, or even if it would be available to us. If we were required to re-name and re-brand our hotel and casino, we would incur undetermined additional direct costs such as replacing signage for the property, revising marketing materials, websites, stationary and the like and undertaking, to the extent we determine that it is worth the cost, a marketing campaign or other additional marketing expenditures to generate public awareness of, and interest in, a new name and brand. We may also suffer lost revenue, the amount of which we are unable to predict, to the extent the loss of the “Tropicana” name, which has been continuously associated with our hotel and casino for over 50 years as part of the historic Las Vegas Strip, causes customers to take their business to one of our competitors, and we cannot be certain that any marketing campaign or other marketing expenditures we undertake for a new name and brand will generate sufficient additional business from customers to offset any such loss in revenue. As a result, an adverse decision in this litigation could have a material adverse effect on our business, financial condition and results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In May 2011, we consummated a $35.0 million rights offering, pursuant to which we issued and sold 350,000 shares of our Class A Series 3 Preferred to certain of our stockholders.  The Class A Series 3 Preferred has the same terms as our Existing Preferred, except that the initial conversion price of the Class A Series 3 Preferred is $15 per share rather than the $25 per share of the Existing Preferred.  As part of the rights offering, we issued an additional 46,666 shares of our Class A Common to purchasers in the rights offering who provided a “backstop” to the offering (i.e., purchasing the shares of Class A Series 3 Preferred that were unsubscribed for by the other stockholders to ensure that we could raise the full $35.0 million from the rights offering).  In accordance with the Certificate of Designation for the Class A Preferred, the holders of two thirds of the outstanding shares of Class A Preferred waived the anti-dilution rights of the Class A Preferred with respect to the issuance of the 46,666 shares of Class A Common in consideration of the oversubscription elections.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Reserved

Item 5. Other Information

None.

Item 6. Exhibits

3.7*

Amendment to Certificate of Incorporation of Tropicana Las Vegas Hotel and Casino, Inc. dated as of April 28, 2011 (included as exhibit 3.7 to the Registrant’s Form 8-K filed on May 3, 2011 and incorporated herein by reference).

3.8*

Certificate of Designations of Class A Series 3 Convertible Participating Preferred Stock of Tropicana Las Vegas Hotel and Casino, Inc. dated as of April 28, 2011 (included as exhibit 3.8 to Form 8-K filed on May 3, 2011 and incorporated herein by reference).

10.1*

First Amendment to Loan Agreement dated April 21, 2011, amending the Loan Agreement dated as of March 17, 2010 between the Tropicana Las Vegas, Inc., as the Borrower, and Wells Fargo, National Association, as the Administrative Agent for the Lenders (included as Exhibit 10 to Form 8-K filed on April 28, 2011 and incorporated herein by reference).

31.1†	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

† Filed herewith.

* Furnished herewith.

** Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

Date: August 11, 2011	By:	/s/ Alex Yemenidjian
Alex Yemenidjian
Chief Executive Officer and President