Form 10-Q
period 2011-09-30
Tropicana Las Vegas Hotel & Casino, Inc.
filed 2011-11-08
CIK 1479046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

As of October 31, 2011 there were 4,579,151 shares outstanding of the registrant’s Class A Common Stock, $0.01 par value and no shares outstanding of the registrant’s Class B Common Stock, $0.01 par value.  The issued and outstanding equity securities of the registrant are not publicly traded.

PART I. FINANCIAL INFORMATION

Item I. Financial Statements

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	September 30,	December 31,
	2011	2010
	(unaudited)
ASSETS

Current assets
Cash and cash equivalents	$12,432	$9,981
Restricted cash	9,149	9,543
Receivables, net	3,349	2,025
Inventories	998	452
Prepaid expenses and other current assets	3,125	3,959
Total current assets	29,053	25,960
Property and equipment, net	346,085	314,699
Other assets, net	5,217	5,313
Total assets	$380,355	$345,972

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current portion of long-term debt	$304	$1,179
Accounts payable	8,479	8,433
Construction payable	840	2,560
Accrued payroll and related	4,272	3,798
Accrued gaming and related	1,549	1,382
Accrued management fees	3,058	1,755
Other accrued expenses and current liabilities	2,798	1,624
Total current liabilities	21,300	20,731
Long-term debt, less current portion	56,306	28,154
Other long-term liabilities	270	322
Total liabilities	77,876	49,207
Commitment and contingencies (Note 6)
Stockholders’ equity
Class A preferred stock, $0.01 par value, 750,000 shares authorized, issued and outstanding	8	8
Class A series 2 convertible participating preferred stock, $0.01 par value, 545,702 shares authorized, shares issued and outstanding 2011 and 2010: 545,585	5	5
Class A series 3 convertible participating preferred stock, $0.01 par value, 350,000 shares authorized, shares issued and outstanding 2011: 350,000	3	—
Class A common stock, $0.01 par value, 15,000,000 shares authorized, shares issued and outstanding 2011: 4,579,151; 2010: 4,529,485	46	45
Class B common stock, $0.01 par value, 5,182,808 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	394,523	359,515
Accumulated deficit	(92,106)	(62,808)
Total stockholders’ equity	302,479	296,765
Total liabilities and stockholders’ equity	$380,355	$345,972

The accompanying notes are an integral part of these condensed consolidated financial statements.

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenues
Casino	$8,864	$5,958	$25,553	$18,944
Room	9,199	5,115	24,608	14,611
Food and beverage	7,639	3,175	18,952	8,827
Other	1,116	735	2,961	2,570
Gross revenues	26,818	14,983	72,074	44,952
Less promotional allowances	(2,749)	(1,889)	(6,922)	(4,992)
Net revenues	24,069	13,094	65,152	39,960

Operating costs and expenses
Casino	6,905	5,461	18,275	15,807
Room	4,715	3,224	12,876	9,673
Food and beverage	7,362	2,918	18,338	8,590
Other	761	617	2,505	2,751
Marketing, advertising and promotions	1,443	532	3,545	1,879
Management fees	481	262	1,303	787
General and administrative	4,299	4,754	12,863	15,789
Maintenance and utilities	3,462	3,331	9,287	9,613
Depreciation and amortization	4,764	2,740	12,545	6,406
Preopening	—	68	2,144	173
Writedown on other assets	675	—	675	—
Loss (gain) on asset disposals, net	—	—	(2)	16
Total operating costs and expenses	34,867	23,907	94,354	71,484
Operating loss	(10,798)	(10,813)	(29,202)	(31,524)
Interest expense, net	(32)	(471)	(96)	(867)
Net loss	$(10,830)	$(11,284)	$(29,298)	$(32,391)

Loss per common share
Basic and diluted	$(2.37)	$(2.49)	$(6.43)	$(7.18)
Weighted average common shares outstanding
Basic	4,578	4,529	4,556	4,513
Diluted	n/a	n/a	n/a	n/a
Dividends declared per common share	$—	$—	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Nine Months Ended
	September 30,
	2011	2010

Cash flows from operating activities
Net loss	$(29,298)	$(32,391)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,545	6,406
Share-based compensation	12	63
Writedown on other assets	675	—
Amortization of debt issuance costs	1,010	690
(Gain) loss on disposition of assets	(2)	16
Changes in operating assets and liabilities
Restricted cash	394	(4,830)
Receivables, net	(1,324)	(399)
Inventories, prepaid expenses and other assets	(520)	83
Accounts payable, accrued expenses and other current liabilities	3,112	36
Accrued expenses and other current liabilities related to bankruptcy	—	(198)
Other assets	(64)	(1,437)
Net cash used in operating activities	(13,460)	(31,961)
Cash flows from investing activities
Capital expenditures	(45,932)	(54,521)
Construction payable	(396)	1,656
Proceeds from sale of property and equipment	4	39
Net cash used in investing activities	(46,324)	(52,826)
Cash flows from financing activities
Proceeds from issuance of preferred stock	35,000	50,000
Borrowings under Credit Agreement	45,840	—
Repayments under Credit Agreement	(17,500)	—
Principal payments on capital leases	(1,063)	(1,270)
Debt issuance costs	(42)	(651)
Net cash provided by financing activities	62,235	48,079
Net increase (decrease) in cash and cash equivalents	2,451	(36,708)
Cash and cash equivalents, beginning of period	9,981	45,008
Cash and cash equivalents, end of period	$12,432	$8,300

Supplemental cash flow disclosure
Preferred shares issued for payment of debt issuance costs	$—	$4,558
Cash paid for interest, net of $2.4 million and $0 capitalized, respectively	101	204
Property and equipment financed by debt	1,324	1,630

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

The Bankruptcy Plan was confirmed by the Bankruptcy Court on May 5, 2009 and became effective on July 1, 2009 (the “Effective Date”). Pursuant to the Bankruptcy Plan, among other things:

•                  we were formed to own and operate the assets related to the Predecessor which were owned by the lenders under the Predecessor’s $440.0 million Senior Secured Term Loan (the “Las Vegas Term Loan”);

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

2. Basis of Presentation

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included herein were prepared by us, in accordance with accounting principles generally accepted in the United States for interim financial information and rules and regulations of the Securities and Exchange Commission (the “SEC”).  Accordingly, they do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements, although we believe the disclosures are adequate to make the information presented not misleading.   The interim condensed consolidated financial statements contained herein should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods have been included.  The results of operations for the three and nine months ended September 30, 2011, are not necessarily indicative of future financial results.

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

Reclassifications

Certain information in the condensed consolidated financial statements for the three and nine months ended September 30, 2010 were reclassified to be consistent with the current year presentation, specifically within the condensed consolidated statements of operations within the “Revenues” category within the captions “other” and “food and beverage.”  These reclassifications had no effect on the previously reported net loss.

3. Property and Equipment, net

Property and equipment, net consists of the following (in thousands):

	September 30, 2011	December 31, 2010
	(unaudited)
Land and improvements	$205,210	$205,152
Building and improvements	110,123	44,727
Furniture, fixtures and equipment	47,101	13,732
Construction in progress	6,910	62,798
	369,344	326,409
Less: accumulated depreciation and amortization	(23,259)	(11,710)
Property and equipment, net	$346,085	$314,699

Capital Improvement Project

In July 2009, we began a $147.0 million renovation of Tropicana Las Vegas.  Due to changes in scope as well as to net favorable variances to the original budget, the renovation project is now expected to cost approximately $141.6 million of which $137.6 million was spent as of September 30, 2011. The capital improvement project includes:

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

•                  the addition of Club Nikki and Nikki Beach which were completed in May 2011. Club Nikki features 15,000 square feet leading guests to the iconic outdoor Nikki Beach Club;

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

In addition, we expanded and renovated our race and sports book, expanding it to 4,200 square feet, offering a full suite of unique sports betting technology, including in-running sports wagering. We also opened the theatrical interactive environment, “The Las Vegas Mob Experience.”  Costs related to the expansion and renovation of the race and sports book and the development of the Las Vegas Mob Experience are obligations of the tenants who operate those amenities. Additionally, we plan to develop a state-of-the-art spa facility expected to be completed in November 2011, which will also be funded and operated by a third party.

4. Long-term debt

Long-term debt consists of the following (in thousands):

	September 30,	December 31,
	2011	2010
	(unaudited)
Revolver, $50 million limit, interest at 4%	$45,340	$27,000
Term Loan, $10 million limit, interest at 6%	10,000	—
Other long-term debt	1,270	2,333
	56,610	29,333
Less current portion	(304)	(1,179)
Total long-term debt, net	$56,306	$28,154

Credit Agreement

In March 2010, we entered into a $60.0 million credit agreement (the “Credit Agreement”) comprised of a $50.0 million revolving credit facility (the “Revolver”) and a $10.0 million delayed draw term loan (the “Term Loan”) which was amended in April 2011 and August 2011. The maturity date for the Credit Agreement is March 2014. The Revolver bears interest at 4% per annum and the fee for any unfunded portion of the Revolver is 0.75%. Proceeds from the Revolver are being used to finance the current ongoing capital improvement project and other general corporate purposes. Proceeds from the Term Loan will be used to finance the completion of the ongoing capital improvement project. The Term Loan bears interest at 6% per annum and requires repayment of the principal balance outstanding under the Term Loan in equal monthly installments beginning on January 31, 2013.  The fee for any undrawn portion of the Term Loan is 1.00%. Pursuant to the terms of the Credit Agreement, we are required to establish an interest reserve account, as defined.

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

In August 2011, we entered into a second amendment and limited duration waiver to our Credit Agreement (the “Second Amendment”).  Among other things, the Second Amendment (i) provides a temporary waiver by the lenders of an existing default as fully disclosed in Note 6; and (ii) provides an additional thirty (30) days for the Company to provide its baseline financial projections to the administrative agent and lenders.

In November 2011, we entered into a second limited duration waiver to our Credit Agreement (the “Waiver”).  Among other things, the Waiver provides a temporary waiver by the lender of an existing default as fully disclosed in Note 6.

The Credit Agreement contains certain financial and other covenants. The covenants, among other things, restrict, subject to certain exceptions, our ability to incur additional indebtedness; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends or make distributions; engage in certain transactions with affiliates; and make investments.  Substantially all the assets of Tropicana Las Vegas are pledged as collateral under the Credit Agreement.  With the exception of the following regarding Murder, Inc., LLC (“Murder Inc.”), we believe we are in compliance with our covenants as of September 30, 2011.

Pursuant to a lease dated June 7, 2010, we leased certain space within our property to Murder Inc., LLC (the “Tenant”) for the development of a theatrical interactive environment, “The Las Vegas Mob Experience” (the “Mob Experience”).  The lease is guaranteed by Eagle Group Holdings, LLC.  In connection with the Tenant’s construction of the Mob Experience, the general contractor and certain subcontractors contend that approximately $4.6 million remains due and unpaid, and in August 2011, they recorded liens against our property to secure payment thereof.  We are aware that these liens constitute an event of default under our Credit Agreement and have entered into the Second Amendment and Waiver, as previously mentioned, whereby the Company has until February 18, 2012 to have such liens released, insured over or bonded.

Other long-term debt

In June 2010, we entered into an equipment financing agreement in the amount of $1.2 million at an interest rate of 6.9%, maturing in July 2015. The agreement requires monthly payments of $21,000 that began August 2010, and a residual payment of $116,000 to be paid in the final month.

We lease certain equipment under capital leases. These agreements are capitalized at the present value of the future minimum lease payments at inception and are included in property and equipment. Under the terms, the lease agreements are non-interest bearing. As a result, no imputed interest was recorded as it was not material to the financial statements.

5. Related Party Transactions

Armenco Lease

As discussed in Note 1, on June 22, 2009, we entered into a lease agreement with Armenco (the “Armenco Lease”) in which we leased the real and non-gaming personal property of our hotel and casino, including the restaurants, lounges, retail shops and other related support facilities, and the operation thereof to Armenco until such time as we were able to obtain all governmental registrations, findings of suitability, licenses, qualifications, permits and approvals pursuant to the gaming laws and regulations of the State of Nevada and Clark County liquor and gaming codes necessary for us to own and operate our gaming facility directly, which occurred on December 1, 2010 resulting in the termination of the Armenco Lease. Under the terms of the lease, we were required to pay a fee equal to 2% of net revenues and 5% of EBITDA, each as defined, to Armenco. Armenco in turn paid rent in the amount of $1.00 per month. We incurred approximately $0.3 million and $0.8 million in expense related to the Armenco Lease for the three and nine months ended September 30, 2010, respectively, which was included in management fees in the accompanying unaudited condensed consolidated statements of operations.

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

The Management Agreement provides for Trilliant Management to assist us in the management and operation of Tropicana Las Vegas. The Management Agreement terminates on November 30, 2020. For each fiscal year or portion thereof during the term of the Management Agreement, we will pay Trilliant Management a fee equal to the sum of 2% of all revenue from the operation of Tropicana Las Vegas (the “Revenue Fee”) and 5% of EBITDA after reduction of the Revenue Fee (each as defined). We incurred approximately $0.5 million and $1.3 million in expense related to the Management Agreement for the three and nine months ended September 30, 2011, respectively, which were included in management fees in the accompanying unaudited condensed consolidated statements of operations.

Consulting Agreement

In September 2011, we entered into a consulting agreement with Michael Ribero (“Mr. Ribero”), an independent director of our Company, to provide consulting services to us in connection with potential marketing initiatives of the Company.  The Agreement, which has a term from September 1 to December 31, 2011, provides for Mr. Ribero to receive $12,500 per month, plus performance bonuses at our discretion, and reimbursement of all reasonable business expenses incurred on behalf of the Company.  Mr. Ribero holds the title of Strategic Advisor, Office of the Chairman.

6. Commitments and Contingencies

Pursuant to the Bankruptcy Plan, we have assumed certain obligations and liabilities of the Predecessor, particularly liabilities in respect of post-bankruptcy petition administrative expenses. As of September 30, 2011, we have paid (or agreed to pay) approximately $2.5 million in allowed priority and cure claims and in non-professional fee administrative expenses and, with the exception of five disputed administrative/priority claims in the aggregate asserted amount of approximately $1.3 million, we do not anticipate any material additions to such claims or expenses. Professionals employed at the expense of the bankruptcy estates of the Predecessor and other debtors have filed applications for allowance of approximately $13.0 million in professional fees and expenses against the Predecessor. We dispute and have objected to many of those applications in advance of hearings before the Bankruptcy Court, the first of which occurred on May 11, 2011, and addressed issues of allocation of fees and expenses between the Predecessor and TEH. A second hearing on all other issues subject to the objections will occur approximately eight (8) weeks after the resolution of the allocation issues submitted to the Bankruptcy Court at the hearing that occurred on May 11, 2011. We believe that our liability in respect of such claimed professional fees and expenses will be materially less than the amounts requested, but we can give no assurance in this regard. In addition, the Company has taken the position that, pursuant to the Bankruptcy Plan, it is responsible only for the Predecessor’s appropriate allocation of professional fees and expenses that were unpaid at the time of confirmation of the Bankruptcy Plan, which would be an amount less than the amount of fees and expenses that the Company’s objections concede should be allocated to the Predecessor.  TEH, on the other hand, has asserted that the Predecessor should be responsible for payment of the entire amount of fees and expenses ultimately allocated to the Predecessor, an amount that TEH asserts should be 50% of the entire amounts requested. TEH also has asserted a claim of approximately $520,000 for management fees and an unliquidated contingent claim relating to alleged workers’ compensation liabilities. We dispute a portion of the claimed management fees and are currently in discussions with TEH regarding a resolution. We dispute the claim in respect of workers’ compensation liabilities in its entirety. However, no assurance can be given that the claims asserted will be ultimately disallowed or will not have a material adverse impact on the Company.

On August 15, 2011, we received the last required signature page to the Settlement Agreement, dated August 9, 2011 (the “Trademark Settlement Agreement”), that we entered into with, among others, the defendants to the civil action pending in the Eighth Judicial District Court in the County of Clark, Nevada, styled Tropicana Las Vegas, Inc. and Hotel Ramada of Nevada, LLC v. Aztar Corporation and Tropicana Entertainment, LLC (Case No. A09595469-B) (the “Trademark Action”). The Trademark Settlement Agreement confirms, among other things, that (i) we own and have the exclusive right to use the “Tropicana Las Vegas” (or “Trop LV”) and the “Tropicana LV” (or “Trop LV”) marks within 50 miles of our facility (the “Las Vegas Area”) in the business of providing entertainment and hospitality services, and on the internet and for advertising purposes without geographic limitation, and (ii) Tropicana Entertainment, LLC owns and has the exclusive right to use the “Tropicana” and “Trop” marks, in connection with a modifier indicating the type of service being provided or designating a geographic location, outside of the Las Vegas Area, and for advertising purposes without geographic limitation. The Trademark Settlement Agreement also provides for the mutual release of all claims by and between the parties thereto related to the trademarks that are subject to the Trademark Action (and certain other related matters). Also on August 15, 2011, the parties to the Trademark Settlement Agreement filed a joint motion with the Bankruptcy Court seeking approval of such agreement. A hearing on the motion seeking approval of the Trademark Settlement Agreement was held by the Bankruptcy Court on September 13, 2011.  At such hearing, the Bankruptcy Court approved the Trademark Settlement Agreement. Thereafter, on September 28, 2011, the Trademark Settlement Agreement became effective in accordance with its terms.  As a result, the Trademark Action and all other disputes between the parties have now been resolved under the terms of the Trademark Settlement Agreement.

We are the lessor under a lease dated as of June 7, 2010 (the “Lease”), with Murder, Inc., LLC, as tenant (the “Tenant”), and Eagle Group Holdings, LLC (“Eagle Group”), as guarantor, respecting use and operation of the “Mob Experience” exhibit operating in exhibition space at the Tropicana Las Vegas.  On or about July 13, 2011, M.J. Dean Construction, Inc. (the “Contractor”), recorded a Notice of Lien on property owned by the Company, claiming $4,640,732 in unpaid amounts for work performed on the property at the direction of Tenant.  On October 4, 2011, the Contractor recorded an Amended Notice of Lien, making the same claim.  In addition, various subcontractors hired by the Contractor have recorded notices of liens in the aggregate amount of $2,215,116 on property owned by the Company.  We believe that such notices are duplicative of the notices filed by the Contractor.  Three of the subcontractors have filed suit seeking to enforce their liens in the aggregate amount of $1,058,689. We are aware that these liens constitute an event of default under our Credit Agreement and have entered into the Second Amendment and Waiver, as previously mentioned, whereby the Company has until February 18, 2012 to have such liens released, insured over or bonded.

As a result of the imposition of those mechanics’ liens and other breaches under the Lease, the Tenant is in default under the Lease.  We have engaged in negotiations with the Tenant, the Contractor and a third-party investor of the Tenant regarding that default and the possibility of a consensual restructuring of the Tenant’s financial affairs.  Those negotiations resulted in an agreement in principle pursuant to which Tenant would commence bankruptcy proceedings and seek confirmation of a plan of reorganization that would provide, among other things, for the removal of the mechanics liens, modification of the Lease, and our agreement to defer collection of rent under the Lease during the pendency of Tenant’s bankruptcy case.

In order to effectuate such restructuring, on October 17, 2011, Tenant filed a petition for relief under chapter 11 of the Bankruptcy Code, thereby commencing the reorganization case styled In re Murder, Inc., LLC, which is pending before the United States Bankruptcy Court for the District of Nevada, Las Vegas Division (the “Nevada Bankruptcy Court”), as Case No. 11-26317-BAM.  At a hearing held on October 24, 2011, the Nevada Bankruptcy Court established a plan confirmation schedule, which provides for, among other things, a hearing commencing on January 9, 2012, regarding the proposed confirmation of Tenant’s plan of reorganization, which seeks to implement the consensual restructuring described in the preceding paragraph.  While we support the prompt confirmation of Tenant’s plan of reorganization, no assurance can be given that such plan will be confirmed by the Nevada Bankruptcy Court and become effective.

On or about August 25, 2011, Eagle Group and other individuals and an entity affiliated with it filed against the Company, in the Nevada District Court for Clark County Nevada, a third party complaint in an action entitled Vion Operations LLC, et. al. v. Jay L. Bloom, et al., Case No. A-11-646131-C.  That third party complaint asserted a claim for breach of the Lease and related claims for breach of the implied covenant of good faith and fair dealing and for contribution.  We dispute any liability for such claims and, on or about September 20, 2011, the third party plaintiffs dismissed their complaint, without prejudice, against the Company.  Because such dismissal was without prejudice, it is possible that the claims will be asserted again in the future, in which case it is anticipated that we would deny all liability.

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

7. Stockholders’ Equity

Preferred Stock

We are authorized to issue up to 750,000 shares of our Class A Preferred, 545,702 shares of our Class A Series 2 Convertible Participating Preferred Stock (“Class A Series 2 Preferred”, collectively with Class A Preferred, “Existing Preferred”), and 350,000 shares of our Class A Series 3 Convertible Participating Preferred Stock, $0.01 par value per share, “Class A Series 3 Preferred”, collectively with Existing Preferred, “Preferred Stock”) of which 750,000 shares, 545,585 shares and 350,000 of Class A Preferred, Class A Series 2 Preferred, and Class A Series 3 Preferred, respectively, were outstanding at September 30, 2011.

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

We are not obligated to pay holders of the Preferred Stock any dividend in excess of the dividends on the Preferred Stock that are payable as described above. There is no sinking fund with respect to dividends on the Preferred Stock. So long as the Preferred Stock remains outstanding, we may not declare or pay a dividend or other distribution on our common stock or any other shares that rank junior to the Preferred Stock (other than dividends payable solely in common stock), and we generally may not directly or indirectly purchase, redeem or otherwise acquire any shares of common stock unless all accrued and unpaid dividends on the Preferred Stock for all past dividend periods are paid in full. As of September 30, 2011, we had approximately $34.3 million in unrecorded dividend liability.

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

Common Stock

We are authorized to issue up to 15,000,000 shares of our Class A Common of which 4,579,151 shares were outstanding as of September 30, 2011.  We are authorized to issue up to 5,182,808 shares of our Class B Common of which no shares were issued as of September 30, 2011. Except as otherwise provided by our articles of incorporation or Nevada law, each holder of the Class A Common is entitled to one vote, in person or by proxy, for each share standing in such holder’s name on our stock transfer records. To the fullest extent permitted by law, holders of Class B Common shall not be entitled to vote on any matter submitted to a vote of our stockholders. Each share of Class A Common is convertible into a share of Class B Common, in each case as adjusted for any stock dividends, splits, combinations, recapitalizations, reclassifications and similar events.  Each share of Class B Common is convertible into a share of Class A Common, in each case as adjusted for any stock dividends, splits, combinations, recapitalizations, reclassifications and similar events, provided that such conversion is in compliance with, and such holder has, all necessary approvals and licenses under all applicable gaming laws.

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

Pursuant to the Bankruptcy Plan, we issued a warrant to purchase up to 664,122 shares of our Class B Common to TEH (the “TE Warrant”).  As of September 30, 2011, the TE Warrant is outstanding. The TE Warrant is exercisable by TEH at any time on or prior to the earlier of (i) 5:00 pm, New York City time, on July 1, 2013, or (ii) a date on which we sell, lease, transfer or otherwise dispose of substantially all of our property, assets or business, another person or entity acquires all or substantially all of our shares of common stock or we consolidate with or merge with or into another person or entity or enter into a business combination with another person. The exercise price per share for the TE Warrant is equal to (a) $66,412,373 plus interest accrued from and after July 1, 2009 at the rate of 15% per annum, compounded annually, divided by (b) 664,122. As of September 30, 2011, the exercise price of the TE Warrant was $133.74. In order to exercise the TE Warrant, TEH is required to become a party to the Stockholders’ Agreement. Based on the valuation models used and related assumptions, no value was ascribed to the TE Warrant in the accompanying unaudited condensed consolidated financial statements.

Changes in stockholders’ equity for the nine months ended September 30, 2011 were as follows (dollars in thousands, unaudited):

Balance, December 31, 2010	$296,765
Rights offering proceeds	35,000
Share-based compensation	12
Net loss	(29,298)

Balance, September 30, 2011	$302,479

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

In September 2011, our board of directors approved, and we adopted, the 2011 Non-Employee Director Restricted Stock Plan (the “2011 Plan”) which provided for the grant of restricted stock to non-employee directors.  In September 2011, we granted 4,000 restricted stock awards, of which 1,000 vested immediately and the remaining will vest equally over 3 years.

We account for share-based awards exchanged for services in accordance with the authoritative accounting guidance for share-based payments. Under the guidance, share-based compensation expense is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense, net of estimated forfeitures, on a straight-line basis over the requisite service period of the award.  For the three and nine months ended September 30, 2011, we recognized $7,000 and $12,000, respectively, of share-based compensation expense which was included in general and administrative expenses on the accompanying condensed consolidated statements of operations.

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

All potential dilutive shares of 7.8 million and 8.2 million for the three and nine months ended September 30, 2011, respectively, and 5.3 million and 5.6 million for the three and nine months ended September 30, 2010, respectively, were anti-dilutive, and therefore were not included in the computation of diluted earnings per share. As a result, basic EPS was equal to diluted EPS for the three and nine months ended September 30, 2011 and 2010.

10. Income Taxes

The financial results include no income tax expense (benefit) for the three and nine months ended September 30, 2011 and 2010 as our effective income tax rate for both periods was 0%. The difference between the federal statutory rate of 35% and our effective income tax rate at September 30, 2011 and 2010 was primarily due to a valuation allowance recorded. Looking forward, our effective income tax rate may fluctuate due to changes in tax legislation, changes in our estimates of federal tax credits, changes in our assessment of uncertainties as valued under accounting guidance for uncertainty in income taxes, as well as accumulated interest and penalties.

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

Capital Improvement Project.  The following renovations were recently completed as part of the $147.0 million capital improvement project which began in July 2009.  Due to changes in scope as well as to net favorable variances to the original budget, the renovation project is now expected to cost approximately $141.6 million:

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

•                  the addition of Club Nikki and Nikki Beach which were completed in May 2011. Club Nikki features 15,000 square feet leading guests to the iconic outdoor Nikki Beach Club;

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

Additionally, we are constructing a state-of-the-art spa facility expected to be completed in November 2011, which will also be funded and operated by a third party.

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

Amendments to Credit Agreement

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

In August 2011, we entered into a second amendment and Limited Duration Waiver to our Credit Agreement (the “Second Amendment”).  Among other things, the Second Amendment (i) provides a temporary waiver by the lenders of an existing default, specifically those related to Murder Inc. as previously disclosed; and (ii) provides an additional thirty (30) days for the Company to provide its baseline financial projections to the administrative agent and lenders.

In November 2011, we entered into a second limited duration waiver to our Credit Agreement (the “Waiver”).  Among other things, the Waiver provides a temporary waiver by the lender of an existing default.

Termination of a Material Definitive Agreement

On September 23, 2011, Tropicana Las Vegas, Inc. (the “Company”) terminated the Management Agreement, dated April 14, 2010 (the “Management Agreement”), among the Company, Nikki Beach Las Vegas LLC (“NBLV”) and Penrod Management Group, Inc. (“Penrod”).  Prior to the termination, NBLV and Penrod managed the Nikki Beach nightclub and beach club (the “Clubs”) at the Company’s hotel and casino pursuant to the Management Agreement.  The Company terminated the Management Agreement due to the failure by NBLV to comply with and perform the covenants, agreements, terms and conditions set forth therein, and NBLV’s repudiation of its contractual obligation to achieve a targeted “net income” for the Clubs.  The termination was effective immediately, and NBLV and Penrod ceased management of the Clubs as of September 23, 2011.  Following the termination, the Company has taken over management of the Clubs.

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

Results of Operation- Three and nine months ended September 30, 2011 compared to the three and nine months ended September 30 2010

The following table highlights our results of operations (dollars in thousands, unaudited):

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
	2011	2010	Change	2011	2010	Change
Net revenues	$24,069	$13,094	84%	$65,152	$39,960	63%
Operating costs and expenses	34,867	23,907	46%	94,354	71,484	32%
Operating loss	(10,798)	(10,813)	n/m	(29,202)	(31,524)	(7)%
Interest expense, net	(32)	(471)	n/m	(96)	(867)	n/m
Net loss	(10,830)	(11,284)	(4)%	(29,298)	(32,391)	(10)%

n/m - Not meaningful

Net Revenue.   Net revenues increased $11.0 million and $25.2 million for the three and nine months ended September 30, 2011 as compared to the three and nine months ended September 30, 2010, respectively, primarily due to the completion of the casino remodel and renovation of over 1,300 rooms and suites as well as the opening of Café Nikki in the second half of 2010 and the opening of Nikki Beach and Club Nikki in the second quarter of 2011 as part of our $147.0 million capital improvement project.  The recent capital improvement project resulted in the closure of sections of our casino floor, hotel rooms and food and beverage facilities resulting in disruption and inconvenience to our customers during 2010 and to a lesser degree during 2011.  Although we aim to minimize such disruption and inconvenience to our customers, we experienced a reduction in revenues as a result during the three and nine months ended September 30, 2010 and to a lesser extent during the three and nine months ended September 30, 2011.

Operating Loss.  The operating loss decreased by a negligible amount and $2.3 million for the three and nine months ended September 30, 2011 as compared to the three and nine months ended September 30, 2010, respectively, which was primarily due to an increase in net revenues as noted above partially offset by an increase in operating costs and expenses.  The increase in operating costs and expenses was primarily related to increased depreciation and amortization expense as a result of the completion of various phases of our capital improvement project as well as increases in preopening expenses and increases in food and beverage expenses as a result of Nikki Beach and Club Nikki which opened in May 2011.

The following table highlights our various sources of revenues and expenses as compared to the prior period (dollars in thousands, unaudited):

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
	2011	2010	Change	2011	2010	Change
Casino revenues	$8,864	$5,958	49%	$25,553	$18,944	35%
Casino expenses	6,905	5,461	26%	18,275	15,807	16%
Margin	22%	8%		28%	17%

Room revenue	$9,199	$5,115	80%	$24,608	$14,611	68%
Room expense	4,715	3,224	46%	12,876	9,673	33%
Margin	49%	37%		48%	34%

Food and beverage revenues	$7,639	$3,175	141%	$18,952	$8,827	115%
Food and beverage expenses	7,362	2,918	152%	18,338	8,590	113%
Margin	4%	8%		3%	3%

Other revenues	$1,116	$735	52%	$2,961	$2,570	15%
Other expenses	761	617	23%	2,505	2,751	(9)%

Casino.  Casino revenues increased $2.9 million and $6.6 million for the three and nine months ended September 30, 2011 as compared to the three and nine months ended September 30, 2010, respectively.  Slot revenues accounted for a majority of the increase in casino revenues as a result of the refurbishment of the casino floor and the addition of new slot machines as well as successful marketing efforts to promote repeat visits.  Casino expenses increased $1.4 million and $2.5 million for the three and nine months ended September 30, 2011, as compared to the same period in the prior year, respectively. The increases were the result of increases to complimentaries in relation to marketing efforts disclosed above, increased payroll costs as a result of added employees for the additional table games offered in connection with the completion of the casino renovations during the second quarter, and increased gaming taxes as a result of increased revenues.    As a result of the increased casino revenues, the casino operating margin increased 14 and 11 percentage points in the three and nine months ended September 30, 2011, respectively, as compared to the three and nine months ended September 30, 2010, respectively.

Room.  Room revenue increased $4.1 million and $10.0 million for the three and nine months ended September 30, 2011 as compared to the three and nine months ended September 30, 2010, respectively, which was attributable to an increase in average daily rate to $70 from $56 and $66 from $55 as well as an increase in occupancy percentage to 92% from 83% and 88% from 77% for the same periods, respectively, resulting from the availability of the newly renovated hotel rooms in the Paradise Tower placed in service in the second quarter of 2010 and the newly renovated hotel rooms in the Club Tower placed in service in the third and fourth quarter of 2010.  Room expense increased $1.5 million and $3.2 million for the three and nine months ended September 30, 2011 as compared to the same periods in the prior year, respectively, due to the opening of the renovated hotels rooms as discussed above resulting in increased payroll costs.  As a result of the increased room revenue, the hotel operating margin increased 12 percentage points and 14 percentage points in the three and nine months ended September 30, 2011 as compared to the same periods in the prior year, respectively.

Food and Beverage.  Food and beverage revenues increased approximately $4.5 million and $10.1 million for the three and nine months ended September 30, 2011 as compared to the three and nine months ended September 30, 2010.  The increase was primarily due to the opening of Cafe Nikki in December 2010, the opening of South Beach Marketplace in April 2011, and the opening of Club Nikki and Nikki Beach in May 2011.  Food and beverage expenses increased approximately $4.4 million and $9.7 million for the three and nine months ended September 30, 2011 as compared to the three and nine months ended September 30, 2010, respectively, primarily due to the opening of Cafe Nikki and South Beach Marketplace, resulting in increased payroll costs, other operating costs and cost of goods sold.  As a result of the increased food and beverage expenses, the food and beverage operating margin decreased 4 percentage points in the three months ended September 30, 2011 as compared to the same period in the prior year, yet remained unchanged for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010.

Other.  Other revenues primarily include income from the gift shop, entertainment and leased outlets. Other revenues increased by $0.4 million for both the three months and nine months ended September 30, 2011 as compared to the three months and nine months ended September 30, 2010, primarily a result of increased income from leased outlets offset by decreases in income from gift shop revenue.  The increased leased outlets revenue was the result of the opening of our race and sports book and other entertainment venues in 2011.

Marketing, Advertising and Promotions.  Marketing, advertising and promotions expense increased $0.9 million and $1.7 million, or 171% and 89%, for the three and nine months ended September 30, 2011 as compared to the three and nine months ended September 30, 2010, respectively, due to increased marketing and advertising of the recently completed renovations related to our capital improvement project.

Management Fees.  Management fees increased $0.2 million and $0.5 million, or 84% and 66%, for the three and nine months ended September 30, 2011 as compared to the three and nine months ended September 30, 2010, respectively, as a result of increased revenues.

General and Administrative.  General and administrative expenses decreased $0.5 million and $2.9 million, or 10% and 19%, for the three and nine months ended September 30, 2011 as compared to the three and nine months ended September 30, 2010, respectively. The decrease was due in part to reduced legal expenses as a result of receiving government approvals in December 2010 allowing us to own and operate our gaming facility as well as lower payroll and operating expenses as a result of cost reduction and efficiency initiatives implemented by management.

Maintenance and Utilities.  Maintenance and utilities expense increased $0.1 million, or 4% for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010, a result of increased rates on certain utilities during the summer months of 2011 and an increase in repairs and maintenance expenses during the quarter.  Maintenance and utilities expense decreased $0.3 million, or 3%, for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010.  The decrease was the result of cost reduction efforts among the property throughout the year.

Depreciation and Amortization.  Depreciation and amortization expense increased $2.0 million and $6.1 million, or 74% and 96%, for the three and nine months ended September 30, 2011 as compared to the three and nine months ended September 30, 2010, respectively, primarily related to the completion of portions of our capital improvement project in various phases beginning the second half of 2010 through September 2011.

Preopening Expenses.  Preopening expenses for the three and nine months ended September 30, 2011 were zero and $2.1 million, respectively, a negligible decrease for the three months ended September 30, 2011 as compared to the three months ended 2010 and an increase of $2.0 million from the nine months ended September 30, 2010.  Preopening expenses were primarily related to the development of Club Nikki and Nikki Beach.

Writedown on Other Assets.  We wrote off $0.7 million of assets during the third quarter 2011. The write off was the result of nonperformance by a vendor to deliver certain fixed assets for our room renovations.

Interest Expense.  Gross interest expense was $0.9 million and $2.5 million for the three and nine months ended September 30, 2011, respectively, an increase of $0.4 million and $1.6 million for the three and nine months ended September 30, 2011 as compared to the three and nine months ended September 30, 2010, respectively, due to an increase in our long-term debt of $55.3 million related to borrowings under our Credit Agreement which were used to fund our capital improvement project.  Capitalized interest increased $0.9 million and $2.4 million for the three and nine months ended September 30, 2011 as compared to the three and nine months ended September 30, 2010, respectively, due to interest capitalized for our capital improvement project.

Income Tax.  The financial results include no income tax expense (benefit) for the three and nine months ended September 30, 2011 and 2010 due to a valuation allowance as we did not believe our ability to realize the benefit of tax losses incurred in these periods was more likely than not to occur.

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

Credit Agreement

In March 2010, we entered into the Credit Agreement comprised of the Revolver and Term Loan, which was amended in April and August 2011. The Revolver bears interest at 4% per annum and the fee for any unfunded portion of the Revolver is 0.75%. The Term Loan bears interest at 6% per annum and requires repayment of the principal balance outstanding under Term Loan in equal monthly installments beginning on January 31, 2013. The fee for any undrawn portion of the Term Loan is 1.00%. Pursuant to the terms of the Credit Agreement, we are required to establish an interest reserve account, as defined.

In August 2011, we entered into a second amendment and Limited Duration Waiver to our Credit Agreement (the “Second Amendment”).  Among other things, the Second Amendment (i) provides a temporary waiver by the lenders of an existing default; and (ii) provides an additional thirty (30) days for the Company to provide its baseline financial projections to the administrative agent and lenders.

In November 2011, we entered into a second limited duration waiver to our Credit Agreement (the “Waiver”).  Among other things, the Waiver provides a temporary waiver by the lender of an existing default.

The Credit Agreement contains certain financial and other covenants. The covenants, among other things, restrict, subject to certain exceptions, our ability to incur additional indebtedness; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends or make distributions; engage in certain transactions with affiliates; and make investments.  Substantially all the assets of Tropicana Las Vegas are pledged as collateral under the Credit Agreement.  With the exception of the following regarding Murder, Inc., LLC (“Murder Inc.”), we believe we are in compliance with our covenants as of September 30, 2011.  As of November 8, 2011, we have $4.0 million available for borrowings under our Credit Agreement.

Pursuant to a lease dated June 7, 2010, we leased certain space within our property to Murder Inc., LLC (“the Tenant”) for the development of a theatrical interactive environment, “The Las Vegas Mob Experience” (the “Mob Experience”).  The lease is guaranteed by Eagle Group Holdings, LLC.  In connection with the Tenant’s construction of the Mob Experience, the general contractor and certain subcontractors contend that approximately $4.6 million remains due and unpaid, and in August 2011, they recorded liens against our property to secure payment thereof.  We are aware that these liens constitute an event of default under our Credit Agreement and have entered into the Second Amendment and Waiver, as previously mentioned.

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

Nine months ended September 30, 2011

During the nine months ended September 30, 2011, our cash flows used in operating activities were approximately $13.5 million. Cash used for capital expenditures were approximately $45.9 million while payments on capital leases were approximately $1.1 million for the same period.  In addition, during the nine months ended September 30, 2011 we had cash flows from financing activities of approximately $62.2 million. We had total available borrowings of $50.0 million under our Revolver, which was reduced by borrowings of $45.3 million and various letters of credit of $0.7 million, leaving $4.0 million available as of September 30, 2011.  In addition, during the third quarter 2011, we borrowed $10.0 million, or our entire availability, under our Term Loan.  In May 2011, we completed a $35 million rights offering pursuant to which we issued and sold 350,000 shares of our Class A Series 3 Preferred to certain of our stockholders.

Our primary cash requirements for the remainder of 2011 are expected to include capital expenditures of approximately $4.0 million related to our capital improvement project, interest payments on our indebtedness and other operational requirements. We expect that our cash flows from operations and our availability under our Credit Agreement, together with cash on hand, will be adequate to fund our activities, including capital expenditures for our property revitalization.  We believe that our current sources of capital will be sufficient to meet our short-term liquidity requirements. We intend to satisfy our long-term liquidity requirements primarily through cash provided by operations. However, our ability to meet our long-term liquidity requirements will depend on our ability to generate adequate cash flow from our operations. In the event that the anticipated sources of capital are inadequate to fund our short-term or long-term liquidity requirements, we will be required to procure additional financing, including debt financing or additional equity financing, to fund our operations and our capital expenditures. There can be no assurance that such sources of financing will be available to us on terms acceptable to us, if at all.

Contractual Obligations and Off-Balance Sheet Arrangements

With the exception of payments made in relationship to our capital leases, there were no material changes during the nine months ended September 30, 2011 to our contractual obligations or off-balance sheet arrangements as disclosed in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2010,

Critical Accounting Policies

A description of our critical accounting policies can be found in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2010. There were no material changes to our critical accounting policies during the nine months ended September 30, 2011.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of September 30, 2011.  This conclusion is based on an evaluation conducted under the supervision and participation of the principal executive officer and principal financial officer along with the Company’s management.  Disclosure controls and procedures are those controls and procedures which ensure that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with SEC rules and regulations.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the third quarter 2011 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Pursuant to the Bankruptcy Plan, we have assumed certain obligations and liabilities of the Predecessor, particularly liabilities in respect of post-bankruptcy petition administrative expenses. As of September 30, 2011, we have paid (or agreed to pay) approximately $2.5 million in allowed priority and cure claims and in non-professional fee administrative expenses and, with the exception of five disputed administrative/priority claims in the aggregate asserted amount of approximately $1.3 million, we do not anticipate any material additions to such claims or expenses. Professionals employed at the expense of the bankruptcy estates of the Predecessor and other debtors have filed applications for allowance of approximately $13.0 million in professional fees and expenses against the Predecessor. We dispute and have objected too many of those applications in advance of hearings before the Bankruptcy Court, the first of which occurred on May 11, 2011, and addressed issues of allocation of fees and expenses between the Predecessor and TEH. A second hearing on all other issues subject to the objections will occur approximately eight (8) weeks after the resolution of the allocation issues submitted to the Bankruptcy Court at the hearing that occurred on May 11, 2011. We believe that our liability in respect of such claimed professional fees and expenses will be materially less than the amounts requested, but we can give no assurance in this regard. In addition, the Company has taken the position that, pursuant to the Bankruptcy Plan, it is responsible only for the Predecessor’s appropriate allocation of professional fees and expenses that were unpaid at the time of confirmation of the Bankruptcy Plan, which would be an amount less than the amount of fees and expenses that the Company’s objections concede should be allocated to the Predecessor.  TEH, on the other hand, has asserted that the Predecessor should be responsible for payment of the entire amount of fees and expenses ultimately allocated to the Predecessor, an amount that TEH asserts should be 50% of the entire amounts requested. TEH also has asserted a claim of approximately $520,000 for management fees and an unliquidated contingent claim relating to alleged workers’ compensation liabilities. We dispute a portion of the claimed management fees and are currently in discussions with TEH regarding a resolution. We dispute the claim in respect of workers’ compensation liabilities in its entirety. However, no assurance can be given that the claims asserted will be ultimately disallowed or will not have a material adverse impact on the Company.

On August 15, 2011, we received the last required signature page to the Settlement Agreement, dated August 9, 2011 (the “Trademark Settlement Agreement”), that we entered into with, among others, the defendants to the civil action pending in the Eighth Judicial District Court in the County of Clark, Nevada, styled Tropicana Las Vegas, Inc. and Hotel Ramada of Nevada, LLC v. Aztar Corporation and Tropicana Entertainment, LLC (Case No. A09595469-B) (the “Trademark Action”). The Trademark Settlement Agreement confirms, among other things, that (i) we own and have the exclusive right to use the “Tropicana Las Vegas” (or “Trop LV”) and the “Tropicana LV” (or “Trop LV”) marks within 50 miles of our facility (the “Las Vegas Area”) in the business of providing entertainment and hospitality services, and on the internet and for advertising purposes without geographic limitation, and (ii) Tropicana Entertainment, LLC owns and has the exclusive right to use the “Tropicana” and “Trop” marks, in connection with a modifier indicating the type of service being provided or designating a geographic location, outside of the Las Vegas Area, and for advertising purposes without geographic limitation. The Trademark Settlement Agreement also provides for the mutual release of all claims by and between the parties thereto related to the trademarks that are subject to the Trademark Action (and certain other related matters). Also on August 15, 2011, the parties to the Trademark Settlement Agreement filed a joint motion with the Bankruptcy Court seeking approval of such agreement. A hearing on the motion seeking approval of the Trademark Settlement Agreement was held by the Bankruptcy Court on September 13, 2011.  At such hearing, the Bankruptcy Court approved the Trademark Settlement Agreement. Thereafter, on September 28, 2011, the Trademark Settlement Agreement became effective in accordance with its terms.  As a result, the Trademark Action and all other disputes between the parties have now been resolved under the terms of the Trademark Settlement Agreement.

We are the lessor under a Lease dated as of June 7, 2010 (the “Lease”), with Murder, Inc., LLC, as tenant (the “Tenant”), and Eagle Group Holdings, LLC (“Eagle Group”), as guarantor, respecting use and operation of the “Mob Experience” exhibit operating in exhibition space at the Tropicana Las Vegas.  On or about July 13, 2011, M.J. Dean Construction, Inc. (the “Contractor”), recorded a Notice of Lien on property owned by the Company, claiming $4,640,732.00 in unpaid amounts for work performed on the property at the direction of Tenant.  On October 4, 2011, the Contractor recorded an Amended Notice of Lien, making the same claim.  In addition, various subcontractors hired by the Contractor have recorded notices of liens in the aggregate amount of $2,215,115.80 on property owned by the Company.  We believe that such notices are duplicative of the notices filed by the Contractor.   Three of the subcontractors have filed suit seeking to enforce their liens in the aggregate amount of $1,058,689.

As a result of the imposition of those mechanics’ liens and other breaches under the Lease, the Tenant is in default under the Lease.  We have engaged in negotiations with the Tenant, the Contractor and a third-party investor of the Tenant regarding that default and the possibility of a consensual restructuring of the Tenant’s financial affairs.  Those negotiations resulted in an agreement in principle pursuant to which Tenant would commence bankruptcy proceedings and seek confirmation of a plan of reorganization that would provide, among other things, for the removal of the mechanics liens, modification of the Lease, and our agreement to defer collection of rent under the Lease during the pendency of Tenant’s bankruptcy case.

In order to effectuate such restructuring, on October 17, 2011, Tenant filed a petition for relief under chapter 11 of the Bankruptcy Code, thereby commencing the reorganization case styled In re Murder, Inc., LLC, which is pending before the United States Bankruptcy Court for the District of Nevada, Las Vegas Division (the “Nevada Bankruptcy Court”), as Case No. 11-26317-BAM.  At a hearing held on October 24, 2011, the Nevada Bankruptcy Court established a plan confirmation schedule, which provides for, among other things, a hearing commencing on January 9, 2012, regarding the proposed confirmation of Tenant’s plan of reorganization, which seeks to implement the consensual restructuring described in the preceding paragraph.  While we support the prompt confirmation of Tenant’s plan of reorganization, no assurance can be given that such plan will be confirmed by the Nevada Bankruptcy Court and become effective

Item 1A. Risk Factors

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

In the Bankruptcy Plan, we assumed certain obligations and liabilities of the Predecessor, particularly liabilities in respect of post-bankruptcy petition administrative expenses. To date we have paid (or agreed to pay) approximately $2.5 million in allowed priority and cure claims and in non-professional fee administrative expenses and, with the exception of five disputed administrative/priority claims in the aggregate asserted amount of approximately $1.3 million, we do not anticipate any material additions to such claims or expenses. We have not yet paid the $400,000 to be distributed to the Predecessors unsecured creditors in satisfaction of their unsecured claims. Professionals employed at the expense of the bankruptcy estates of the Predecessor and other debtors have filed applications for allowance of approximately $13.0 million in professional fees and expenses against the Predecessor. We dispute and have objected too many of those applications in advance of hearings before the Bankruptcy Court, the first of which occurred on May 11, 2011, and addressed issues of allocation of fees and expenses between the Predecessor and TEH.  A second hearing on all other issues subject to the objections will occur approximately eight (8) weeks after the resolution of the allocation issues submitted to the Bankruptcy Court at the hearing that occurred on May 11, 2011.  We believe that our liability in respect of such claimed professional fees and expenses will be materially less than the amounts requested, but we can give no assurance in this regard. In addition, the Company has taken the position that, pursuant to the Bankruptcy Plan, it is responsible only for the Predecessor’s appropriate allocation of professional fees and expenses that were unpaid at the time of confirmation of the Bankruptcy Plan, which would be an amount less than the amount of fees and expenses that the Company’s objections concede should be allocated to the Predecessor. TEH, on the other hand, has asserted that the Predecessor should be responsible for payment of the entire amount of fees and expenses ultimately allocated to the Predecessor, an amount that TEH asserts should be 50% of the entire amounts requested. TEH, the former ultimate owner of Tropicana Las Vegas, also has asserted a claim of approximately $520,000 for management fees and an unliquidated contingent claim relating to alleged workers’ compensation liabilities. We dispute a portion of the claimed management fee and currently are in discussions with TEH regarding a resolution. We dispute the claim in respect of workers’ compensation liabilities in its entirety. However, no assurance can be given that the claims asserted will be ultimately disallowed or will not have a material adverse impact on us.

We face risks related to future claims that may be brought against us in the future.

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

We face risks related to our Mob Experience exhibit.

We are the lessor under a lease dated as of June 7, 2010 (the “Lease”), with Murder, Inc., LLC, as tenant (the “Tenant”), and Eagle Group Holdings, LLC (“Eagle Group”), as guarantor, respecting use and operation of the “Mob Experience” exhibit operating in exhibition space at the Tropicana Las Vegas.  On or about July 13, 2011, M.J. Dean Construction, Inc. (the “Contractor”), recorded a Notice of Lien on property owned by the Company, claiming $4,640,732 in unpaid amounts for work performed on the property at the direction of Tenant.  On October 4, 2011, the Contractor recorded an Amended Notice of Lien, making the same claim.  In addition, various subcontractors hired by the Contractor have recorded Notices of Liens in the aggregate amount of $2,215,116 on property owned by the Company.  We believe that such notices are duplicative of the notices filed by the Contractor.   Our credit facility requires that mechanics liens be insured over or bonded within 30 days.  We have obtained a Waiver from our lenders which extends the time within which such mechanics liens must be released to February 18, 2012.  If the mechanics liens are not removed, insured over or bonded by such time the lenders could call a default under our credit facility, which default could have a material adverse effect on us.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Reserved

Item 5. Other Information

None.

Item 6. Exhibits

10.1*

Second Amendment to Loan Agreement dated August 26, 2011 and Limited Duration Waiver, amending the Loan Agreement dated as of March 17, 2010 between the Tropicana Las Vegas, Inc., as the Borrower, and Wells Fargo, National Association, as the Administrative Agent for the Lenders (included as Exhibit 10 to Form 8-K filed on August 29, 2011 and incorporated herein by reference).

10.2*

2011 Non-Employee Director Restricted Stock Plan (effective September 15, 2011), Form of Restricted Stock Grant Notice and Form of Restricted Stock Agreement (included as Exhibit 10 to Form 8-K filed on September 16, 2011 and incorporated herein by reference).

10.3*

Consulting Services Agreement, dated September 29, 2011, between Tropicana Las Vegas, Inc. and Mr. Michael A. Ribero (included as Exhibit 10 to Form 8-K filed on October 3, 2011 and incorporated herein by reference).

10.4*

Second Limited Duration Waiver dated November 2, 2011 amending the Loan Agreement dated as of March 17, 2010 between the Tropicana Las Vegas, Inc., as the Borrower, and Wells Fargo, National Association, as the Administrative Agent for the Lenders (included as Exhibit 10 to Form 8-K filed on November 4, 2011 and incorporated herein by reference).

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

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

Date: November 8, 2011	By:	/s/ Alex Yemenidjian
Alex Yemenidjian
Chief Executive Officer and President