Form 10-K
period 2011-12-31
Tropicana Las Vegas Hotel & Casino, Inc.
filed 2012-02-22
CIK 1479046

Use these links to rapidly review the document

Item 15. Exhibits, Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the common stock held by non-affiliates (all other persons other than executive officers or directors) of the registrant as of December 31, 2011 was $0.

As of January 31, 2012, there were 4,579,151 shares outstanding of the registrant's Class A Common Stock, $0.01 par value and no shares outstanding of the registrant's Class B Common Stock, $0.01 par value. The issued and outstanding equity securities of the registrant are not publicly traded.

Documents Incorporated by Reference

Portions of the definitive Proxy Statement for the 2012 Annual Meeting of Stockholders, which will be filed within 120 days after the end of the fiscal year, are incorporated by reference into Part III hereof.

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

Item 1.    Business

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

•
we issued, on a pro rata basis, 4,427,485 shares of our class A common stock, $0.01 par value per share ("Class A Common"), to holders of secured claims under a $440.0 million senior credit facility (the "Las Vegas Term Loan") of the Predecessor (the "Lenders"), in partial satisfaction of the Lenders' secured claims under the Las Vegas Term Loan, and we have no ongoing obligations in respect of these secured claims;

•
certain of the Lenders subscribed to purchase $75.0 million, or 750,000 shares, of our Class A Convertible Participating Preferred Stock ("Class A Preferred"), to provide operating capital for our company, and an additional 60,000 shares of Class A Common were issued to one of such Lenders on December 30, 2009 in consideration of it having provided a "backstop" to the offering (i.e., it purchased the shares of Class A Preferred that were unsubscribed for by the other Lenders to ensure that we could raise a full $75 million from the offering);

•
we entered into the Stockholders' Agreement, dated as of July 1, 2009, (the "Stockholders' Agreement"), with each of the Lenders as a condition to their receiving shares of Class A Common and Class A Preferred;

•
we issued a warrant to purchase up to 664,122 shares of our class B common stock, $0.01 par value per share ("Class B Common"), to TEH (the "TE Warrant"). The TE Warrant is exercisable by TEH at any time on or prior to the earlier of (i) 5:00 pm, New York City time, on July 1, 2013, or (ii) a date on which we sell, lease, transfer or otherwise dispose of substantially all of our property, assets or business, another person or entity acquires all or substantially all of our shares of common stock or we consolidate with or merge with or into another person or entity or enter into a business combination with another person. The exercise price per share for the TE Warrant is equal to (a) $66,412,373 plus interest accrued from and after July 1, 2009 at the rate of 15% per annum, compounded annually, divided by (b) 664,122. In order to exercise the TE Warrant, TEH is required to become a party to the Stockholders' Agreement. The TE Warrant was issued as partial compensation for TEH's operation and management of Tropicana Las Vegas from the time of confirmation through the effective date of the Bankruptcy Plan;

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

To date we have paid (or agreed to pay) approximately $2.5 million in allowed priority and cure claims and in non-professional fee administrative expenses and, with the exception of five disputed administrative/priority claims in the aggregate asserted amount of approximately $1.3 million, we do not anticipate any material additions to such claims or expenses. Professionals employed at the expense of the bankruptcy estates of the Predecessor and other debtors have filed applications for allowance of approximately $13.0 million in professional fees and expenses against the Predecessor. We dispute and have objected to many of those applications in advance of hearings before the Bankruptcy Court, the first of which occurred on May 11, 2011, and addressed issues of allocation of fees and expenses between the Predecessor and TEH. Following the May 11, 2011 hearing, the Bankruptcy Court requested post-hearing submissions from the parties, which were filed on June 30, 2011. There has been no ruling on these since that time. A second hearing on all other issues subject to the objections will occur approximately eight (8) weeks after the resolution of the allocation issues submitted to the Bankruptcy Court at the hearing that occurred on May 11, 2011. We believe that our liability in respect of such claimed professional fees and expenses will be materially less than the amounts requested, but we can give no assurance in this regard.

In addition, the Company has taken the position that, pursuant to the Bankruptcy Plan, it is responsible only for the Predecessor's appropriate allocation of professional fees and expenses that were unpaid at the time of confirmation of the Bankruptcy Plan, which would be an amount less than the amount of fees and expenses that the Company's objections concede should be allocated to the Predecessor. TEH, on the other hand, has asserted that the Predecessor should be responsible for payment of the entire amount of fees and expenses ultimately allocated to the Predecessor, an amount that TEH asserts should be 50% of the entire amounts requested. TEH, the former ultimate owner of Tropicana Las Vegas, also has asserted a claim of approximately $520,000 for management fees and an unliquidated contingent claim relating to alleged workers' compensation liabilities. We dispute a portion of the claimed management fee and are currently in discussions with TEH regarding a resolution. We dispute the claim in respect of workers' compensation liabilities in its entirety. We have not yet paid the $400,000 to be distributed to the Predecessor's unsecured creditors in satisfaction of their unsecured claims.

Tropicana Las Vegas Hotel and Casino

Tropicana Las Vegas, originally developed in 1957, is located on an approximately 34-acre parcel on the "Las Vegas Strip" in Las Vegas, Nevada. Tropicana Las Vegas operates 24 hours a day, every day of the year featuring a casino, hotel, restaurants and various types of entertainment along with convention and meeting facilities and other amenities, including 2,949 parking spaces. Effective December 1, 2010, pursuant to the Management Agreement, Trilliant Management continues to assist us in the management and operation of Tropicana Las Vegas. The Management Agreement provides that Trilliant Management will, among other things, have sole authority and responsibility to determine operating policy, standards of operations, quality of service, maintenance and physical appearance of Tropicana Las Vegas and any other matters affecting operations and management as well as to supervise and direct all phases of advertising, sales and business promotion for Tropicana Las Vegas. As a result, we are dependent upon Trilliant Management for the successful operation of Tropicana Las Vegas. See Note 8—Related Party Transactions, in the notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Casino.    Gaming amenities include a 50,000 square foot casino floor featuring 816 slot machines, which includes slot and video poker machines, and 38 table games offering our guests a variety of gaming options including popular table games such as blackjack, mini-baccarat, craps and roulette. Additionally we offer a state-of-the art race and sports book, operated by a third party, providing a full suite of unique sports betting technology, including in-running sports wagering using mobile devices offered throughout Tropicana Las Vegas including bars, lounges, restaurants and a nightclub that we operate and manage.

Hotel and Restaurants.    Our hotel currently offers 1,375 remodeled guest rooms and suites featuring warm tones that evoke the casual luxury of a South Beach getaway. The hotel also offers a business center, room service, a spa and fitness center and in-room high-speed internet access. Tropicana Las Vegas also offers guests the option of three full-service restaurants with a total of over 500 seats, including Bacio by Carla Pellegrino, Biscayne Steak, Sea and Wine and the new Beach Cafe.

Entertainment.    Tropicana Las Vegas includes entertainment to appeal to a variety of guest preferences. Tropicana Las Vegas offers the 870 seat Tropicana Theatre which is home to former "America's Got Talent" finalist Recycled Percussion. We have recently signed an agreement with Laugh Factory Las Vegas, LLC, "Laugh Factory", to provide comedy entertainment in our 260 seat Comedy Club. The world famous Laugh Factory in Southern California opened its doors in 1979 and is recognized as "the #1 comedy club in the country" according to USA Today. Performances are expected to begin by the end of the first quarter in 2012. The Las Vegas Mob Attraction is the first and only interactive exhibit of its kind featuring a history of the mafia in Las Vegas as told by first-hand accounts, holographic displays and original artifacts. Our entertainment options for guests also include the Ambhar Lounge, which features entertainment ranging from bands to well-known DJ's from across the country. Currently, none of the shows are subject to long-term contracts, providing us flexibility in updating our entertainment contracts or planning for renovations to our entertainment venues. We also feature RPM Nightclub, offering club-goers with an interactive, unrivaled experience set to entice each of the senses.

Other Amenities.    The Tropicana Las Vegas conference center features over 60,000 square feet of flexible meeting and function space, accommodating up to 1,500 people. Additional non-gaming amenities include a wedding chapel, an indoor-outdoor swimming pool, an outdoor recreation area with individual cabanas, a water oasis and tropical garden, multiple shopping boutiques, and the recently completed state of the art spa and fitness facility with over 10,000 square feet.

Capital Improvement Project.    Tropicana Las Vegas has completed a $141.1 million large-scale renovation in an effort to make the property more attractive and desirable, attributes critical to our competiveness. See "Business Strategy—Capital Improvement Project" for details of the capital improvement project.

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

Trademark

On August 15, 2011, we received the last required signature page to the Settlement Agreement, dated August 9, 2011 (the "Trademark Settlement Agreement"), that we entered into with, among others, the defendants to the civil action pending in the Eighth Judicial District Court in the County of Clark, Nevada, styled Tropicana Las Vegas, Inc. and Hotel Ramada of Nevada, LLC v. Aztar Corporation and Tropicana Entertainment, LLC (Case No. A09595469-B) (the "Trademark Action"). The Trademark Settlement Agreement confirms, among other things, that (i) we own and have the exclusive right to use the "Tropicana Las Vegas" (or "Trop LV") and the "Tropicana LV" (or "Trop LV") marks within 50 miles of our facility (the "Las Vegas Area") in the business of providing entertainment and hospitality services, and on the internet and for advertising purposes without geographic limitation, and (ii) Tropicana Entertainment, LLC owns and has the exclusive right to use the "Tropicana" and "Trop" marks, in connection with a modifier indicating the type of service being provided or designating a geographic location, outside of the Las Vegas Area, and for advertising purposes without geographic limitation. The Trademark Settlement Agreement also provides for the mutual release of all claims by and between the parties thereto related to the trademarks that are subject to the Trademark Action (and certain other related matters). Also on August 15, 2011, the parties to the Trademark Settlement Agreement filed a joint motion with the Bankruptcy Court seeking approval of such agreement. A hearing on the motion seeking approval of the Trademark Settlement Agreement was held by the Bankruptcy Court on September 13, 2011. At such hearing, the Bankruptcy Court approved the Trademark Settlement Agreement. Thereafter, on September 28, 2011, the Trademark Settlement Agreement became effective in accordance with its terms. As a result, the Trademark Action and all other disputes between the parties have now been resolved under the terms of the Trademark Settlement Agreement.

Seasonality

Customers of the Tropicana Las Vegas generally wager with cash and pay for non-gaming services with cash or credit cards, making our revenue essentially cash based (less than 20% of casino play and group-related hotel activity is conducted on a credit basis). Our net revenue, and in turn our results of operations, vary by month during the year. A variety of factors may affect the results of any interim period, including the timing of major Las Vegas conventions, the amount and timing of marketing and special events for our customers and the level of play during major holidays, including New Year's Eve. Our operating results are highly dependent on the volume of customers that visit Tropicana Las Vegas, which in turn impacts the prices we can charge for our hotel rooms and other amenities.

Employees

As of January 31, 2012, we had 1,541 employees, with approximately 60% of such employees being unionized. We believe that our employees are critical to our success and we seek to foster a productive work culture. We offer our employees what we believe to be competitive salaries, as well as a benefits package that includes medical and dental coverage. We believe that we have a good working relationship with both our union and non-union employees. See "Item 1A. Risk Factors—Risks Related to Our Business and Industry—Increased labor costs, work stoppages, other labor problems and unexpected shutdowns may limit our operational flexibility and negatively impact our future profits."

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

The following table provides certain historical information relating to Las Vegas gathered by the Las Vegas Convention and Visitors Authority for the preceding three years (in thousands except average daily room rate):

	Year Ended December 31,
	2011	2010	2009
Room Inventory	150	149	149
Visitor Volume	38,929	37,335	36,351
Average Daily Room Rate	$105.11	$94.91	$92.93
Total Room Nights Occupied	45,654	43,366	41,986
Convention Attendance	4,865	4,473	4,492
Gaming Revenues	$9,222,906	$8,908,698	$8,833,902

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

In addition, Tropicana Las Vegas draws a substantial number of customers from geographic areas outside of Las Vegas, particularly California and Arizona, in which there are a significant number of Native American casinos. As a result, we face significant competition from gaming venues outside the Las Vegas market, including hotel casinos in the Mesquite, Laughlin, Primm, Reno and Lake Tahoe areas of Nevada, Atlantic City, New Jersey and other parts of the United States, gaming on Native American tribal lands and gaming on cruise ships. We also compete with state-sponsored lotteries, racetracks, off-track wagering, video lottery and video poker terminals, riverboats and card parlors. In addition, online gaming, despite its illegality in some states, is a growing sector in the gaming industry. See "Item 1A. Risk Factors—Risks Related to Our Business and Industry—We face increasing competition from gaming venues in other geographic regions, other forms of legalized gambling and online gaming."

The Slot Machine Industry in General

Slot machine revenue represents approximately 74% of Tropicana Las Vegas' gaming revenue. It is important that we maintain and upgrade our slot machines and systems to keep them competitive with other casinos and attractive to gaming customers. In the past, slot machine sales were dominated by International Gaming Technology ("IGT"), which commanded an approximate 75% of the market. A few other companies competed for the remaining 25%. In recent years the slot machine manufacturing industry has become significantly more competitive. It is estimated that IGT is shipping less than 50% of all new slot machines while its floor presence in casinos has fallen from 75% to 50%. Three other public gaming manufacturing companies have increased market share. Of note, WMS Industries Inc., Bally Technologies, Inc. and Aristocrat Leisure Limited all have significant market share. They all have very competitive and successful slot offerings. In addition to these three competitors, there are other providers such as the Atronic Group, Konami Digital Entertainment, Inc., Aruze Corp. and AC Coin & Slot that develop and manufacture slot machines. Currently, we have business relationships, including participation agreements, arrangements to purchase parts, the ability to purchase conversion kits or other general interaction, with all the slot machine manufacturers or their sales representatives.

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

Capital Improvement Project.    We believe that having facilities that are attractive and desirable to customers is critical to our competitiveness. We planned to spend approximately $147.0 million on capital improvements starting in July 2009, and due to changes in scope as well as to net favorable variances to the original budget, the renovation project will now cost approximately $141.1 million, of which $138.2 million was spent as of December 31, 2011. The recently completed renovations include the following:

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

•
opening of Café Nikki, a three meal restaurant which offers American cuisine and flavors inspired by international dishes. We have since rebranded Café Nikki as the Beach Café;

•
the addition of Club Nikki and Nikki Beach which were completed in May 2011. We have since rebranded Club Nikki as RPM Nightclub and rebranded Nikki Beach as SPF Beach Club;

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

In addition, we expanded and renovated our race and sports book, expanding it to 3,600 square feet, offering a full suite of unique sports betting technology, including in-running sports wagering. A theatrical interactive environment, "The Las Vegas Mob Experience" was also opened. Costs related to the expansion and renovation of the race and sports book and the development of the Las Vegas Mob Experience are obligations of the tenants who operate those amenities. Additionally, a state-of-the-art spa and fitness facility was completed in November 2011, and is funded and operated by a third party.

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

Gaming Mix Targeted To Customers.    Our casino floor houses 816 slot machines and 38 table games. We continually evaluate the mix of gaming machines, gaming tables and non-gaming activities we offer as we seek to satisfy the preferences of the gaming customers we target.

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

Item 1A.    Risk Factors

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

We use significant amounts of electricity. Substantial increases in energy prices in the United States may negatively affect our operating results in the future. The extent of the impact is subject to the magnitude and duration of any energy and fuel price increases, but this impact could be material. In addition, energy and gasoline price increases for our customers could result in a decline in disposable income and a corresponding decrease in visitation and spending at Tropicana Las Vegas, which would negatively impact our revenues.

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

We face significant competition from gaming venues outside the Las Vegas market, including hotel casinos in the Mesquite, Laughlin, Primm, Reno and Lake Tahoe areas of Nevada, Atlantic City, New Jersey and other parts of the United States, gaming on Native American tribal lands and gaming on cruise ships. We also compete with state-sponsored lotteries, racetracks, off-track wagering, video lottery and video poker terminals, riverboats and card parlors. In addition, online gaming, despite its illegality in the United States, is a growing sector in the gaming industry. Online casinos offer a variety of games, including slot machines, roulette, poker and blackjack, with web-enabled technologies allowing individuals to game using credit or debit cards from any location.

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

Furthermore, several states have considered legalizing casino gaming and others may in the future. Legalization of large-scale, unlimited casino gaming in or near any major metropolitan area or increased gaming in other areas could have a material adverse economic impact on our business and results of operations by diverting our customers to competitors in those areas. In particular, the expansion of casino gaming in or near any geographic area from which we attract or expect to attract a significant number of customers could adversely affect our business and results of operations.

The physical condition of, and improvements to, our property may require the remediation or abatement of certain environmental conditions.

Development of the land and buildings we now own dates back to the 1950's, and multiple alterations and additions have taken place throughout the history of the property. Portions of the property are known to contain asbestos, which requires abatement if disturbed. Improvements to the property are expected to require asbestos abatement in isolated areas. Other environmental conditions, including the presence of mold, are also expected to require remediation in isolated areas. The extent of potential environmental conditions cannot be determined definitively, and may result in substantial expense in the event that additional or currently unknown conditions are detected.

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

Trilliant Gaming is the general partner of Onex Armenco Gaming I LP, Onex Armenco Gaming II LP, Onex Armenco Gaming III LP, Onex Armenco Gaming IV LP, Onex Armenco Gaming V LP, Onex Armenco Gaming VI LP, Onex Armenco Gaming VII LP, Onex Armenco Gaming IX LP, Onex Armenco Gaming X LP and Onex Armenco Gaming XI LP (the "Onex Armenco Gaming Entities"). The Onex Armenco Gaming Entities, in the aggregate, own, and Trilliant Gaming has voting and investment control over, approximately 76% of our outstanding voting securities. Each of Mr. Alex Yemenidjian, our Chairman of the Board, Chief Executive Officer and President, Mr. Timothy Duncanson, one of our directors, and Mr. Gerald Schwartz, the chairman and controlling stockholder of Onex Corporation, owns one-third of the outstanding voting securities of Trilliant Gaming, and together Messrs. Yemenidjian, Duncanson and Schwartz own 100% of the outstanding voting securities of Trilliant Gaming. The only other outstanding capital stock of Trilliant Gaming is one non-voting preferred share held by Mr. Yemenidjian, which share had a subscription price of $10,000 and upon a liquidation of Trilliant Gaming is entitled to receive the subscription price plus any accrued and unpaid dividends (dividends accrue at the rate of 8% per annum). This one non-voting preferred share represents a de minimus ownership interest in and has no effect on the control of Trilliant Gaming. A stockholder agreement between Messrs. Yemenidjian, Duncanson and Schwartz sets forth the rights of each of them with respect to control of Trilliant Gaming and, in turn, our securities owned by the Onex Armenco Gaming Entities. The Onex Armenco Gaming Entities were formed by entities affiliated with Onex Corporation. Onex Corporation has itself been registered as a publicly traded company with the Nevada Commission and found suitable as a person having a material relationship with Tropicana Las Vegas.

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

Approximately 60% of our employees are unionized. If we are unable to obtain favorable terms in or are forced to accept unfavorable changes to these collective bargaining agreements, we could face significant increases in our labor costs, which could have a material adverse effect on our business and results of operations. Union organization efforts, a prolonged dispute with our employees or a strike or work stoppage at Tropicana Las Vegas could cause disruptions in our business and our incurrence of significant additional costs. Strikes and work stoppages could also result in adverse media attention or otherwise discourage customers from visiting Tropicana Las Vegas. Any of these events could have a material adverse effect on our business, financial condition and results of operations.

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

In the Bankruptcy Plan, we assumed certain obligations and liabilities of the Predecessor, particularly liabilities in respect of post-bankruptcy petition administrative expenses. To date we have paid (or agreed to pay) approximately $2.5 million in allowed priority and cure claims and in non-professional fee administrative expenses and, with the exception of five disputed administrative/priority claims in the aggregate asserted amount of approximately $1.3 million, we do not anticipate any material additions to such claims or expenses. We have not yet paid the $400,000 to be distributed to the Predecessors unsecured creditors in satisfaction of their unsecured claims. Professionals employed at the expense of the bankruptcy estates of the Predecessor and other debtors have filed applications for allowance of approximately $13.0 million in professional fees and expenses against the Predecessor. We dispute and have objected to many of those applications in advance of hearings before the Bankruptcy Court, the first of which occurred on May 11, 2011, and addressed issues of allocation of fees and expenses between the Predecessor and TEH. Following the May 11, 2011 hearing, the Bankruptcy Court requested post-hearing submissions from the parties, which were filed on June 30, 2011. There has been no ruling on these issues since that time. A second hearing on all other issues subject to the objections will occur approximately eight (8) weeks after the resolution of the allocation issues submitted to the Bankruptcy Court at the hearing that occurred on May 11, 2011. We believe that our liability in respect of such claimed professional fees and expenses will be materially less than the amounts requested, but we can give no assurance in this regard. In addition, the Company has taken the position that, pursuant to the Bankruptcy Plan, it is responsible only for the Predecessor's appropriate allocation of professional fees and expenses that were unpaid at the time of confirmation of the Bankruptcy Plan, which would be an amount less than the amount of fees and expenses that the Company's objections concede should be allocated to the Predecessor. TEH, on the other hand, has asserted that the Predecessor should be responsible for payment of the entire amount of fees and expenses ultimately allocated to the Predecessor, an amount that TEH asserts should be 50% of the entire amounts requested. TEH, the former ultimate owner of Tropicana Las Vegas, also has asserted a claim of approximately $520,000 for management fees and an unliquidated contingent claim relating to alleged workers' compensation liabilities. We dispute a portion of the claimed management fee and currently are in discussions with TEH regarding a resolution. We dispute the claim in respect of workers' compensation liabilities in its entirety. However, no assurance can be given that the claims asserted will be ultimately disallowed or will not have a material adverse impact on us.

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

A majority of Tropicana Las Vegas's gaming revenue is attributable to slot machines. It is important, for competitive reasons, that we offer the most popular and technologically advanced slot machine games to our customers. We believe that a substantial majority of the slot machines sold in the United States in recent years were manufactured by a limited number of companies. A deterioration in our commercial arrangements with any of these slot machine manufacturers could result in our being unable to acquire the slot machines desired by our customers, or could result in manufacturers significantly increasing the cost of these machines. Alternatively, significant industry demand for new slot machines may result in our being unable to acquire the desired number of new slot machines or result in manufacturers increasing the cost of these machines. The inability to obtain new and up-to-date slot machine games could impair Tropicana Las Vegas's competitive position and result in decreased gaming revenues. In addition, increases in the costs associated with acquiring slot machine games could adversely affect our results of operation.

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

For competitive reasons, we may be forced to purchase new, more contemporary slot machines or enter into participation lease arrangements that are more expensive than the costs currently associated with the continued operation of our existing slot machines. If the newer slot machines do not result in sufficient incremental revenues to offset the increased investment and participation lease costs, our results of operation could be adversely affected.

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

We do not plan to pay any dividends or make any distributions on shares of our common stock in the foreseeable future. Therefore, the shareholder should not expect to receive any dividend income in the foreseeable future from shares of our common stock.

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

In March 2010, we entered into a $60.0 million loan agreement (the "Loan Agreement") comprised of a $50.0 million revolving credit facility (the "Revolver") and a $10.0 million delayed draw term loan (the "Term Loan"). Our indebtedness could adversely affect our business, financial condition and results of operations and prevent us from fulfilling our obligations under the terms of our indebtedness. The terms of the Loan Agreement require us to maintain a mutually agreed upon minimum fixed charge coverage ratio which may restrict our flexibility. Additional covenants may place restrictions on our ability to incur additional indebtedness; create liens on assets; engage in mergers and consolidations; sell assets; pay dividends or make distributions; engage in certain transactions with affiliates; and make investments. Additionally there may be factors beyond our control that could affect our ability to meet debt service requirements such as our future performance, our ability to sustain sales conditions in the market in which we operate, the economy in general and other factors beyond our control. If we are unable to make scheduled debt payments or comply with the provisions of our debt instruments, our lenders will be permitted under certain circumstances to accelerate the maturity of our indebtedness owing to them and exercise other remedies provided for in those instruments and under applicable law.

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

Item 1B.    Unresolved Staff Comments

Not applicable.

Item 2.    Properties

We own approximately 34 acres of land where Tropicana Las Vegas is located. Our primary business is the ownership and operation of Tropicana Las Vegas which offers casino gaming, hotel accommodations, dining, entertainment, retail shopping and other resort amenities. Tropicana Las Vegas is a hotel casino property conveniently located at the corner of Tropicana Avenue and Las Vegas Boulevard on the Las Vegas Strip. Our property currently offers 1,375 remodeled hotel rooms and suites, a 50,000 square foot casino floor, three restaurants, three casual dining venues, several lounges, two entertainment venues and more than 60,000 square feet of flexible convention and meeting space. Our property is pledged as collateral under terms of our Loan Agreement.

Item 3.    Legal Proceedings

Pursuant to the Bankruptcy Plan, we have assumed certain obligations and liabilities of the Predecessor, particularly liabilities in respect of post-bankruptcy petition administrative expenses. As of December 31, 2011, we have paid (or agreed to pay) approximately $2.5 million in allowed priority and cure claims and in non-professional fee administrative expenses and, with the exception of five disputed administrative/priority claims in the aggregate asserted amount of approximately $1.3 million, we do not anticipate any material additions to such claims or expenses. Professionals employed at the expense of the bankruptcy estates of the Predecessor and other debtors have filed applications for allowance of approximately $13.0 million in professional fees and expenses against the Predecessor. We dispute and have objected to many of those applications in advance of hearings before the Bankruptcy Court, the first of which occurred on May 11, 2011, and addressed issues of allocation of fees and expenses between the Predecessor and TEH. Following the May 11, 2011 hearing, the Bankruptcy Court requested post-hearing submissions from the parties, which were filed on June 30, 2011. There has been no ruling on these since that time. A second hearing on all other issues subject to the objections will occur approximately eight (8) weeks after the resolution of the allocation issues submitted to the Bankruptcy Court at the hearing that occurred on May 11, 2011. We believe that our liability in respect of such claimed professional fees and expenses will be materially less than the amounts requested, but we can give no assurance in this regard. In addition, the Company has taken the position that, pursuant to the Bankruptcy Plan, it is responsible only for the Predecessor's appropriate allocation of professional fees and expenses that were unpaid at the time of confirmation of the Bankruptcy Plan, which would be an amount less than the amount of fees and expenses that the Company's objections concede should be allocated to the Predecessor. TEH, on the other hand, has asserted that the Predecessor should be responsible for payment of the entire amount of fees and expenses ultimately allocated to the Predecessor, an amount that TEH asserts should be 50% of the entire amounts requested. TEH also has asserted a claim of approximately $520,000 for management fees and an unliquidated contingent claim relating to alleged workers' compensation liabilities. We dispute a portion of the claimed management fees and are currently in discussions with TEH regarding a resolution. We dispute the claim in respect of workers' compensation liabilities in its entirety. However, no assurance can be given that the claims asserted will be ultimately disallowed or will not have a material adverse impact on the Company.

On August 15, 2011, we received the last required signature page to the Settlement Agreement, dated August 9, 2011 (the "Trademark Settlement Agreement"), that we entered into with, among others, the defendants to the civil action pending in the Eighth Judicial District Court in the County of Clark, Nevada, styled Tropicana Las Vegas, Inc. and Hotel Ramada of Nevada, LLC v. Aztar Corporation and Tropicana Entertainment, LLC (Case No. A09595469-B) (the "Trademark Action"). The Trademark Settlement Agreement confirms, among other things, that (i) we own and have the exclusive right to use the "Tropicana Las Vegas" (or "Trop LV") and the "Tropicana LV" (or "Trop LV") marks within 50 miles of our facility (the "Las Vegas Area") in the business of providing entertainment and hospitality services, and on the internet and for advertising purposes without geographic limitation, and (ii) Tropicana Entertainment, LLC owns and has the exclusive right to use the "Tropicana" and "Trop" marks, in connection with a modifier indicating the type of service being provided or designating a geographic location, outside of the Las Vegas Area, and for advertising purposes without geographic limitation. The Trademark Settlement Agreement also provides for the mutual release of all claims by and between the parties thereto related to the trademarks that are subject to the Trademark Action (and certain other related matters). Also on August 15, 2011, the parties to the Trademark Settlement Agreement filed a joint motion with the Bankruptcy Court seeking approval of such agreement. A hearing on the motion seeking approval of the Trademark Settlement Agreement was held by the Bankruptcy Court on September 13, 2011. At such hearing, the Bankruptcy Court approved the Trademark Settlement Agreement. Thereafter, on September 28, 2011, the Trademark Settlement Agreement became effective in accordance with its terms. As a result, the Trademark Action and all other disputes between the parties have now been resolved under the terms of the Trademark Settlement Agreement.

We are the lessor under a Lease dated as of June 7, 2010 (the "Lease"), with Murder, Inc., LLC, as tenant (the "Tenant"), and Eagle Group Holdings, LLC ("Eagle Group"), as guarantor, respecting use and operation of the "Mob Experience" exhibit operating in exhibition space at the Tropicana Las Vegas. On or about July 13, 2011, M.J. Dean Construction, Inc. (the "Contractor"), recorded a Notice of Lien on property owned by the Company, claiming approximately $4.6 million in unpaid amounts for work performed on the property at the direction of Tenant. On October 4, 2011, the Contractor recorded an Amended Notice of Lien, making the same claim. In addition, various subcontractors hired by the Contractor have recorded notices of liens in the aggregate amount of $2,215,116 on property owned by the Company. We believe that such notices are duplicative of the notices filed by the Contractor. Three of the subcontractors have filed suit seeking to enforce their liens in the aggregate amount of approximately $1.1 million.

As a result of the imposition of those mechanics' liens and other breaches under the Lease, the Tenant is in default under the Lease. We have engaged in negotiations with the Tenant, the Contractor and a third-party investor of the Tenant regarding that default and the possibility of a consensual restructuring of the Tenant's financial affairs. Those negotiations resulted in an agreement in principle pursuant to which Tenant would commence bankruptcy proceedings and seek confirmation of a plan of reorganization that would provide, among other things, for the release and removal of the mechanics liens, modification of the Lease, and our agreement to defer collection of rent under the Lease during the pendency of Tenant's bankruptcy case.

In order to effectuate such restructuring, on October 17, 2011, Tenant filed a petition for relief under chapter 11 of the Bankruptcy Code, thereby commencing the reorganization case styled In re

Murder, Inc., LLC, which is pending before the United States Bankruptcy Court for the District of Nevada, Las Vegas Division (the "Nevada Bankruptcy Court"), as Case No. 11-26317-BAM. On January 19, 2012, the Nevada Bankruptcy Court entered an order confirming Tenant's plan of reorganization, which implements the consensual restructuring described in the preceding paragraph.

On or about August 25, 2011, Eagle Group and other individuals and an entity affiliated with it filed against the Company, in the Nevada District Court for Clark County Nevada, a third party complaint in an action entitled Vion Operations LLC, et. al. v. Jay L. Bloom, et al., Case No. A-11-646131-C. That third party complaint asserted a claim for breach of the Lease referred to above and related claims for breach of the implied covenant of good faith and fair dealing and for contribution. We dispute any liability for such claims and, on or about September 20, 2011, the third party plaintiffs dismissed their complaint, without prejudice, against the Company. Because such dismissal was without prejudice, it is possible that the claims will be asserted again in the future, in which case it is anticipated that we would deny or dispute all liability.

On February 6, 2012 the Company received releases for all mechanics' liens that had been placed on the property owned by the Company by the Contractor and various subcontractors.

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

Item 4.    Mine Safety Disclosures

Not Applicable

Part II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

All of our outstanding common stock is privately held and there is no established public trading market for our common stock.

Holders

As of February 11, 2012, there were 57 holders of our common stock.

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

Securities authorized for issuance under equity compensation plans

Information regarding our securities authorized for issuance under equity compensation plans will be included in Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," of this Annual Report on Form 10-K and is incorporated herein by reference from our definitive proxy statement relating to our 2012 Annual Meeting of Stockholders.

Item 6.    Selected Financial Data

On July 1, 2009, we obtained ownership and operational control of the Predecessor, including the operations of Tropicana Las Vegas from TEH, in connection with the Bankruptcy Plan. See "Item 1. Background—Proceedings Under Chapter 11 of the Bankruptcy Code." Tropicana Las Vegas was owned and operated by TEH for the period January 3, 2007 to June 30, 2009. Prior to January 3, 2007, Tropicana Las Vegas was owned and operated by Aztar Corporation through its subsidiary Hotel Ramada of Nevada. The following selected consolidated financial data presents the financial results of our company for the years ended December 31, 2011 and 2010 and for the period July 1, 2009 through December 31, 2009 and Tropicana Las Vegas for the six months ended June 30, 2009 and the years ended December 31, 2008 and 2007.

The selected consolidated financial data presented below as of and for the years ended December 31, 2011 and 2010, the period July 1, 2009 to December 31, 2009 (the "Successor Period"), and the period then ended and the period for the six months ended June 30, 2009, (the "Predecessor Period"), and as of and for the years ended December 31, 2008 and 2007 have been derived from our and the Predecessor's audited financial statements which, except for 2008 and 2007, are contained elsewhere in this Annual Report on Form 10-K. The selected financial data set forth below is qualified in its entirety by, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our and the Predecessor's consolidated financial statements, the notes thereto and other financial and statistical information included elsewhere in this Annual Report on Form 10-K. As a result of the application of fresh-start reporting in accordance with accounting guidance on reorganizations, the financial statements of the Predecessor for the periods prior to July 1, 2009 are not comparable to our financial statements for the periods on or after July 1, 2009.

	Successor			Predecessor
			Six Months Ended December 31, 2009(a)		Year Ended December 31,
				Six Months Ended June 30, 2009(b)
	Year Ended December 31, 2011	Year Ended December 31, 2010
					2008(b)	2007(b)
	(in thousands, except per share date)			(in thousands)
Income Statement Data:
Net revenues	$85,424	$54,184	$33,551	$43,894	$118,383	$156,848
Operating (loss) income	(39,249)	(42,893)	(19,024)	(433,651)	(216,993)	36,679
Net loss	(40,337)	(43,820)	(18,988)	(308,261)	(162,226)	(5,573)
Loss per common share	$(8.84)	$(9.70)	$(4.29)
Balance Sheet Data (as of period end):
Total assets	$373,865	$345,972	$308,950	$875,056	$1,287,249	$1,508,526
Total debt	60,745	29,333	2,320	440,512	440,000	440,000
Total stockholders'/member's equity	291,444	296,765	286,012	362,610	670,871	833,097

(a)
Reflects the results of our Company from July 1, 2009 through December 31, 2009.

(b)
Reflects the results of Tropicana Las Vegas Holdings, LLC and its subsidiaries.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Capital Improvement Project.    The following renovations were recently completed as part of the $147.0 million capital improvement project that began in July 2009. Due to changes in scope as well as to net favorable variances to the original budget, the renovation project is now expected to cost approximately $141.1 million:

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

•
opening of Café Nikki, a three meal restaurant which offers American cuisine and flavors inspired by international dishes. We have since rebranded Café Nikki as the Beach Café;

•
the addition of Club Nikki and Nikki Beach which were completed in May 2011. We have since rebranded Club Nikki as RPM Nightclub and rebranded Nikki Beach as SPF Beach Club;

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

In addition, we expanded and renovated our race and sports book, expanding it to 3,600 square feet, offering a full suite of unique sports betting technology, including in-running sports wagering. A theatrical interactive environment, "The Las Vegas Mob Experience" was also opened. Costs related to the expansion and renovation of the race and sports book and the development of the Las Vegas Mob Experience are obligations of the tenants who operate those amenities. Additionally, a state-of-the-art spa and fitness facility was completed in November 2011, and is funded and operated by a third party.

The completion of various items such as the renovation of the hotel rooms and suites, the opening of the new Beach Cafe and RPM Nightclub, have resulted in increased revenues and corresponding expenses. The capital improvement project has nearly reached completion and although we continue to seek cost savings opportunities, we anticipate experiencing continued increases in revenues and corresponding expenses.

Management Agreement.    Effective December 1, 2010, we received all licenses and approvals necessary to operate our hotel and casino resulting in the termination of the Armenco Lease and the management of our hotel and casino by Trilliant Management under the terms of the Management Agreement. The Management Agreement has a term of ten years and calls for a fee equal to the sum of 2% of all revenue from the operation of Tropicana Las Vegas (the "Revenue Fee") and 5% of Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") after reduction of the Revenue Fee (each as defined).

Loan Agreement.    In March 2010, we entered into a $60.0 million loan agreement (the "Loan Agreement") comprised of a $50.0 million revolving credit facility (the "Revolver") and a $10.0 million delayed draw term loan (the "Term Loan"). The maturity date for the Loan Agreement is March 2014. Proceeds from the Revolver are being used to finance current ongoing capital improvement projects and other general corporate purposes. Proceeds from the Term Loan were used to finance the construction and build-out of our night club and related amenities as part of our capital improvement project.

In April 2011, we entered into the first amendment to our Loan Agreement (the "First Amendment"). Among other things, the First Amendment (i) amends the financial covenants we are subject to under the Loan Agreement; (ii) requires that we begin repaying the principal balance outstanding under the Term Loan in equal monthly installments beginning on January 31, 2013; (iii) eliminates a provision that would have released the interest reserve under the Loan Agreement to us upon the 18 month anniversary of the Loan Agreement upon certain conditions and milestones; (iv) restricts our payment of management fees to Trilliant Management while there remains a principal amount outstanding under the Term Loan; and (v) restricts the expenditure of capital on our capital improvement projects to not more than $61.2 million in 2011 and $10.0 million in 2012.

In August 2011, we entered into a second amendment and Limited Duration Waiver to our Loan Agreement (the "Second Amendment"). Among other things, the Second Amendment (i) provides a temporary waiver by the lenders of an existing default, specifically those related to Murder Inc. as previously disclosed; and (ii) provides an additional thirty (30) days for the Company to provide its baseline financial projections to the administrative agent and lenders.

On November 9, 2011, the Company entered into the First Amendment to the Trademark Security Agreement (the "First TSA Amendment") amending the Trademark Security Agreement (dated as of May 14, 2010) that was executed in connection with the Loan Agreement dated as of March 17, 2010 (the "Loan Agreement") between the Company, as borrower, and Wells Fargo Bank, National Association, as the administrative agent for the lenders. Among other things, the First Amendment provides our lenders with a lien and security interest, as created by the Trademark Security Agreement, in the Company's trademark registrations.

In November 2011, we entered into a second limited duration waiver to our Loan Agreement (the "Waiver"). Among other things, the Waiver provides a temporary waiver by the lender of an existing default to February 18, 2012.

On February 6, 2012 the Company received releases for all mechanics' liens that had been placed on the property owned by the company by the Contractor and various subcontractors.

Termination of a Material Definitive Agreement.    In September 2011, the Company terminated the Management Agreement, dated April 14, 2010 (the "Management Agreement"), among the Company, Nikki Beach Las Vegas LLC ("NBLV") and Penrod Management Group, Inc. ("Penrod"). Prior to the termination, NBLV and Penrod managed the Nikki Beach nightclub and beach club (the "Clubs") at the Company's hotel and casino pursuant to the Management Agreement. The Company terminated the Management Agreement due to the failure by NBLV to comply with and perform the covenants, agreements, terms and conditions set forth therein, and NBLV's repudiation of its contractual obligation to achieve a targeted "net income" for the Clubs. The termination was effective immediately, and NBLV and Penrod ceased management of the Clubs as of September 23, 2011. Following the termination, the Company has taken over management of the Clubs and has since rebranded the nightclub as the RPM Nightclub, the beach club as SPF Beach Club and Café Nikki as Beach Café.

Current Economic Conditions.    The continued challenging global economic conditions of the last three to four years have negatively impacted our results of operations by affecting visitor volume and overall consumer discretionary spending. Although there has been a slight increase in visitor volume to the Las Vegas market in the recent year, consumer spending continues to remain low. Corporate spending on conventions and business development remains at levels lower than experienced in the past in response to the current global economic conditions. These and other uncertainties have and could continue to adversely affect our results of operations. In addition, the Las Vegas market has seen an influx of hotel room inventory as a result of the opening of the Cosmopolitan Hotel in December 2010 with approximately 3,000 hotel rooms available and City Center by MGM Resorts International in December 2009 with approximately 4,400 rooms. The increase in hotel room inventory has resulted in increased competition.

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

The following table highlights our and the Predecessor's results of operations (dollars in thousands):

				2009 Combined(a)
	Successor		Successor			Successor	Predecessor
					2010 to 2009 Combined(a) Percent Change
	Year Ended December 31, 2011	2011 to 2010 Percent Change	Year Ended December 31, 2010	Year Ended December 31, 2009		Six Months Ended December 31, 2009	Six Months Ended June 30, 2009
Net revenues	$85,424	58%	$54,184	$77,445	(30)%	$33,551	$43,894
Operating costs and expenses	124,673	28%	97,077	530,120	(82)%	52,575	477,545
Operating loss	(39,249)	(8)%	(42,893)	(452,675)	(91)%	(19,024)	(433,651)
Interest income	8	(72)%	29	40	(28)%	40	—
Interest expense	(1,096)	15%	(956)	(2,564)	(63)%	(4)	(2,560)
Reorganization items, net	—	—	—	(1,502)	(100)%	—	(1,502)
Income tax benefit	—	—	—	129,452	(100)%	—	129,452
Net loss	(40,337)	(8)%	(43,820)	(327,249)	(87)%	(18,988)	(308,261)

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

Net Revenues.    Net revenues increased $31.2 million or 58% for the year ended December 31, 2011 as compared to the year ended December 31, 2010. The increase is primarily due to the completion of the casino remodel and renovation of over 1,300 rooms and suites as well as the opening of the Beach Café (formerly Café Nikki) in the second half of 2010 and the opening of RPM Nightclub and SPF Beach Club (formerly Club Nikki and Nikki Beach respectively) in the second quarter of 2011 as part of our $141.1 million capital improvement project. The recent capital improvement project resulted in the closure of sections of our casino floor, hotel rooms and food and beverage facilities resulting in disruption and inconvenience to our customers during 2010 and to a lesser degree during 2011. Although we aimed to minimize such disruption and inconvenience to our customers, we experienced a reduction in revenues as a result during the year ended December 31, 2010 and to a lesser extent during the year ended December 31, 2011.

Net revenues decreased $23.3 million or 30% for the year ended December 31, 2010 as compared to 2009 Combined. The decrease is primarily related to decreased visitor volume due to disruption from our property renovation which resulted in the closure of a significant number of hotel rooms, food and beverage outlets and a portion of the casino floor for renovation during the year ended December 31, 2010.

Operating Loss.    The operating loss decreased by $3.6 million, or 8%, for the year ended December 31, 2011 as compared to the year ended December 31, 2010, which was primarily due to an increase in net revenues as noted above partially offset by an increase in operating costs and expenses. The increase in operating costs and expenses was primarily related to increased depreciation and amortization expense as a result of the completion of various phases of our capital improvement project as well as increases in preopening expenses and increases in food and beverage expenses as a result of our nightclub and beach club which opened in May 2011.

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

The following table highlights our and the Predecessor's various sources of revenues and expenses as compared to prior periods (dollars in thousands):

				2009 Combined(a)
	Successor		Successor			Successor	Predecessor
					2010 to 2009 Combined(a) Percent Change
	Year Ended December 31, 2011	2011 to 2010 Percent Change	Year Ended December 31, 2010	Year Ended December 31, 2009		Six Months Ended December 31, 2009	Six Months Ended June 30, 2009
Casino revenues	$34,104	33%	$25,634	$34,232	(25)%	$15,443	$18,789
Casino expenses	24,738	16%	21,294	24,855	(14)%	12,411	12,444
Margin	27%		17%	27%
Room revenue	31,710	60%	19,814	23,216	(15)%	10,796	12,420
Room expense	16,957	27%	13,400	15,854	(15)%	7,335	8,519
Margin	47%		32%	32%
Food and beverage revenues	24,327	96%	12,409	16,971	(27)%	7,466	9,505
Food and beverage expenses	23,734	103%	11,666	17,375	(33)%	7,627	9,748
Margin	2%		6%	(2)%
Other revenues	4,683	30%	3,616	10,489	(66)%	3,503	6,986
Other expenses	3,694	1%	3,648	6,161	(41)%	2,229	3,932
Marketing, advertising and promotions	4,524	73%	2,617	3,174	(18)%	918	2,256
Management fees	1,708	59%	1,071	684	57%	684	—
General and administrative expenses	17,193	(16)%	20,468	18,032	14%	11,430	6,602
Maintenance and utilities	12,268	0.5%	12,212	12,761	(4)%	7,692	5,069
Depreciation and amortization	17,040	70%	10,053	4,209	139%	2,253	1,956
Preopening	2,144	239%	632	—	100%	—	—

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

Casino.    Casino revenues increased $8.5 million, or 33%, for the year ended December 31, 2011 as compared to the year ended December 31, 2010. Slot revenues accounted for a majority of the increase in casino revenues as a result of the refurbishment of the casino floor and the addition of new slot machines as well as successful marketing efforts to promote repeat visits. Casino expenses increased $3.4 million for the year ended December 31, 2011, as compared to the year ended December 31, 2010. The increase was the result of increases to complimentaries in relation to marketing efforts disclosed above, increased payroll costs as a result of added employees for the additional table games offered in connection with the completion of the casino renovations during the second quarter, and increased gaming taxes as a result of increased revenues. As a result of the increased casino revenues, the casino operating margin increased 10 percentage points in the year ended 2011 as compared to the year ended in 2010.

Casino revenues decreased $8.6 million, or 25%, for the year ended December 31, 2010 as compared to 2009 Combined. Slot revenues accounted for a majority of the decrease primarily due to a decrease in slot handle resulting from reduced customer visits to our property as well as a reduction in the number of slot machines on our casino floor due to our capital improvement project. Casino expenses decreased 14% for the year ended December 31, 2010 as compared to 2009 Combined. The decrease was primarily related to a decrease in gaming taxes as a result of lower revenues and lower payroll costs as a result of efficiency initiatives as discussed above. As a result of decreased casino revenues, the casino operating margin decreased to 17% for the year ended December 31, 2010 from 27% for 2009 Combined.

Room.    Room revenue increased $11.9 million, or 60%, for the year ended December 31, 2011 as compared to the year ended December 31, 2010, which was attributable to an increase in average daily rate to $69 from $55 as well as an increase in occupancy percentage to 83% from 76% for the same periods, resulting from the availability of the newly renovated hotel rooms in the Paradise Tower placed in service in the second quarter of 2010 and the newly renovated hotel rooms in the Club Tower placed in service in the third and fourth quarter of 2010. Room expense increased $3.6 million or 27% for the year ended December 31, 2011 as compared to the year ended December 31, 2010. The increase was primarily due to the opening of the renovated hotels rooms as discussed above resulting in increased payroll costs and to a lesser extent, increases in customer amenity expenses such as cable television and room supplies. As a result of the increased room revenue, the hotel operating margin increased 15 percentage points from the year ended in 2010 to the year ended in 2011.

Room revenue decreased $3.4 million for the year ended December 31, 2010 as compared to 2009 Combined. The decrease was attributable to the closure of a significant number of our hotel rooms throughout the year for renovation as discussed above, offset by a slight increase in average daily rate resulting from the availability of the newly renovated hotel rooms in the Paradise Tower placed in service in the second quarter of 2010 and the newly renovated hotel rooms in the Club Tower placed in service in the third and fourth quarter of 2010. As of December 31, 2010 all 569 hotel rooms in the Paradise Tower and all 806 hotel rooms in the Club Tower had been remodeled and put into service. Room expenses decreased 15% for the year ended December 31, 2010 as compared to 2009 Combined primarily due to reduced payroll costs.

Food and Beverage.    Food and beverage revenues increased approximately $11.9 million, or 96%, for the year ended December 31, 2011 as compared to the year ended December 31, 2010. The increase was primarily due to the opening of the new Beach Cafe (formerly Café Nikki) in December 2010, the opening of South Beach Marketplace in April 2011, and the opening of the RPM Nightclub and SPF Beach Club (formerly Club Nikki and Nikki Beach respectively) in May 2011. Food and beverage expenses increased $12.1 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010, primarily due to the opening of the Nightclub, Beach Club, Beach Cafe and South Beach Marketplace, resulting in increased payroll costs, other operating costs and cost of goods sold. As a result of the increased food and beverage expenses, the food and beverage operating margin decreased 4 percentage points from the year ended in 2010 as compared to the year ended in 2011.

Food and beverage revenues decreased $4.6 million, or 27%, for the year ended December 31, 2010 as compared to 2009 Combined primarily due to the closure of the café in September 2009 and the buffet in February 2010 as part of our property revitalization project. Food and beverage expenses decreased $5.7 million for the year ended December 31, 2010 as compared to 2009 Combined primarily due to lower payroll costs.

Other.    Other revenues primarily include income from the gift shop, entertainment and leased outlets. Other revenues increased by $1.1 million, or 30%, for the year ended December 31, 2011 as compared to the year ended December 31, 2010, primarily a result of increased income from leased outlets offset by decreases in income from gift shop revenue. The increased leased outlets revenue was the result of the opening of our race and sports book and other entertainment venues in 2011.

Other revenues decreased $6.9 million, or 66%, for the year ended December 31, 2010 as compared to 2009 Combined. The decrease is primarily attributable to the closure of Xtreme Magic starring Dirk Arthur, a magic show featuring tigers and leopards, in March 2010, as well as reduced revenues due to the closure of a majority of our leased outlets as a result of our property revitalization project.

Marketing, Advertising and Promotions.    Marketing, advertising and promotions expense increased $1.9 million, or 73%, for the year ended December 31, 2011 as compared to the year ended December 31, 2010 due to increased marketing and advertising of the recently completed renovations related to our capital improvement project.

A decrease of $0.6 million, or 18%, for the year ended December 31, 2010 as compared to 2009 Combined, in marketing, advertising and promotions expense, was the result of limited advertising and marketing initiatives during the capital improvement project period.

Management Fees.    Management fees increased $0.6 million, or 59% and $0.4 million, or 57%, for the year ended December 31, 2011 as compared to the year ended December 31, 2010 and December 31, 2010 as compared to 2009 Combined, respectively. The increase from the year ended in 2010 to the year ended in 2011 is due to increased revenues and the increase from the year ended in 2009 Combined to the year ended in 2010 is related to a full year of expense recognized in 2010 as compared to six months in the Successor Period.

General and Administrative.    General and administrative expenses decreased $3.3 million, or 16%, for the year ended December 31, 2011 as compared to the year ended December 31, 2010. The decrease was due in part to reduced legal expenses as a result of receiving government approvals in December 2010 allowing us to own and operate our gaming facility as well as lower payroll and operating expenses as a result of cost reduction and efficiency initiatives implemented by management.

General and administrative expenses increased 14% for the year ended December 31, 2010 as compared to 2009 Combined. The increase is primarily related to legal expenses incurred as a result of the trademark litigation and pending bankruptcy matters.

Maintenance and Utilities.    Maintenance and utilities expense for the year ended December 31, 2011 as compared to the year ended December 31, 2010 increased by a negligible amount.

Maintenance and utilities expense decreased by $0.5 million, or 4%, for the year ended December 31, 2010 as compared to 2009 Combined. The decrease was the result of cost reduction efforts among the property throughout the year.

Depreciation and Amortization.    An increase in depreciation and amortization expense of $7.0 million, or 70%, for the year ended December 31, 2011 as compared to the year ended December 31, 2010, was the result of the completion of the majority of the capital improvement project during the year ended December 31, 2011.

Depreciation and amortization expense increased $5.8 million for the year ended December 31, 2010 as compared to 2009 Combined, primarily related to the completion of the room renovations of all 569 hotel rooms in the Paradise Tower and 806 hotel rooms in the Club Tower during the year ended December 31, 2010.

Preopening.    Preopening expenses for the year ended December 31, 2011 and December 31, 2010 were $2.1 million and $0.6 million, respectively, representing an increase of $1.5 million from the year ended in 2010 to the year ended in 2011. The expense is primarily related to the development, including the advertisement and marketing of the Beach Café, nightclub and beach club.

Writedown on Other Assets.    We wrote off $0.7 million of assets in 2011. The write off was the result of nonperformance by a vendor to deliver certain fixed assets for our room renovations.

Net Interest Expense.    Net interest expense increased $0.2 million, or 17%, for the year ended December 31, 2011 as compared to the year ended December 31, 2010. The increase is due to an increase in our long-term debt of $32.6 million related to borrowings under our Loan Agreement which were used to fund our capital improvement project. Interest capitalized increased $1.9 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010 as a result of our capital improvement project that was ongoing during 2011.

Net interest expense decreased 63% for the year ended December 31, 2010 as compared to 2009 Combined. The decrease is primarily the result of the discharge of the Predecessor's debt as a result of the Bankruptcy Plan slightly offset by the amortization of debt issuance costs and interest related to our Loan Agreement which was entered into in March 2010.

Income Tax.    The financial results include no income tax expense (benefit) for the year ended December 31, 2011, December 31, 2010 and the Successor Period as we do not believe our ability to realize the benefit of tax losses incurred in these periods is more likely than not to occur.

Liquidity and Capital Resources

Our cash flows are, and will continue to be, affected by a variety of factors, many of which are outside of our control, including regulatory issues, competition, financial markets and other general business conditions. Although we are currently experiencing negative cash flow from our operations, we believe that our existing cash balance and cash flows from operations will be adequate to meet our financial and operating obligations in 2012. We currently do not have any availability for future borrowings under our Loan Agreement, and are closely monitoring and managing our cash position, understanding that this is of critical importance in the current economic environment. Our primary sources of liquidity are now comprised of cash flows from operations. However, our results for future periods are subject to numerous uncertainties, which may result in liquidity problems that could affect our ability to meet our obligations while attempting to meet competitive pressures or adverse economic conditions.

Rights Offering

In May 2011, we consummated a $35.0 million rights offering, pursuant to which we issued and sold 350,000 shares of our Class A Series 3 Preferred to certain of our stockholders. The Class A Series 3 Preferred has the same terms as our Existing Preferred, except that the initial conversion price of the Class A Series 3 Preferred is $15 per share rather than the $25 per share of the Existing Preferred. As part of the rights offering, we issued an additional 46,666 shares of our Class A Common to purchasers in the rights offering who provided a "backstop" to the offering (i.e., purchasing the shares of Class A Series 3 Preferred that were unsubscribed for by the other stockholders to ensure that we could raise the full $35.0 million from the rights offering). The proceeds from the Class A Series 3 Preferred were used for general corporate purposes, including funding of our capital improvement project.

Loan Agreement

In March 2010, we entered into the Loan Agreement comprised of the Revolver and Term Loan, which was amended in April and August 2011. The Revolver bears interest at 4% per annum and the fee for any unfunded portion of the Revolver is 0.75%. The Term Loan bears interest at 6% per annum and requires repayment of the principal balance outstanding under Term Loan in equal monthly installments beginning on January 31, 2013. The fee for any undrawn portion of the Term Loan is 1.00%. Pursuant to the terms of the Loan Agreement, we are required to establish an interest reserve account, as defined.

In April 2011, we entered into the First Amendment to our Loan Agreement. Among other things, the First Amendment (i) amends the financial covenants we are subject to under the Loan Agreement; (ii) requires that we begin repaying the principal balance outstanding under the Term Loan in equal monthly installments beginning on January 31, 2013; (iii) eliminates a provision that would have released the interest reserve under the Loan Agreement to us upon the 18 month anniversary of the Loan Agreement upon certain conditions and milestones; (iv) restricts our payment of management fees to Trilliant Management while there remains a principal amount outstanding under the Term Loan; and (v) restricts the expenditure of capital on our capital improvement projects to not more than $61.2 million in 2011 and $10.0 million in 2012.

In August 2011, we entered into the Second Amendment and Limited Duration Waiver to our Loan Agreement. Among other things, the Second Amendment (i) provides a temporary waiver by the lenders of an existing default; and (ii) provides an additional thirty (30) days for the Company to provide its baseline financial projections to the administrative agent and lenders.

On November 9, 2011, the Company entered into the First TSA Amendment amending the Trademark Security Agreement (dated as of May 14, 2010) that was executed in connection with the Loan Agreement dated as of March 17, 2010, the Loan Agreement between the Company, as borrower, and Wells Fargo Bank, National Association, as the administrative agent for the lenders. Among other things, the First TSA Amendment provides our lenders with a lien and security interest, as created by the Trademark Security Agreement, in the Company's trademark registrations.

The Loan Agreement contains certain financial and other covenants. The covenants, among other things, restrict, subject to certain exceptions, our ability to incur additional indebtedness; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends or make distributions; engage in certain transactions with affiliates; and make investments. Substantially all the assets of Tropicana Las Vegas are pledged as collateral under the Loan Agreement. With the exception of the following regarding Murder, Inc., LLC ("Murder Inc."), we believe we are in compliance with our covenants as of December 31, 2011. As of January 31, 2012, we do not have any availability under our Loan Agreement.

Pursuant to a lease dated June 7, 2010, we leased certain space within our property to Murder Inc., LLC ("the Tenant") for the development of a theatrical interactive environment, "The Las Vegas Mob Experience" (the "Mob Experience"). The lease is guaranteed by Eagle Group Holdings, LLC. In connection with the Tenant's construction of the Mob Experience, the general contractor and certain subcontractors contend that approximately $4.6 million remains due and unpaid, and in 2011, they recorded liens against our property to secure payment thereof. We are aware that these liens constitute an event of default under our Loan Agreement and we entered into the Second Amendment and Waiver, as previously mentioned. In November 2011, we entered into the Waiver. Among other things, the Waiver provided a temporary waiver by the lender of an existing default to February 18, 2012. On February 6, 2012 the Company received releases for all mechanics' liens that had been placed on the property owned by the Company by the Contractor and various subcontractors.

Management Agreement

Beginning December 1, 2010, the operation of our hotel and casino was managed by Trilliant Management pursuant to the terms of the Management Agreement entered into in May 2010. The Management Agreement provides for Trilliant Management to assist us in the management and operation of Tropicana Las Vegas. The Management Agreement terminates on November 30, 2020. For each fiscal year or portion thereof during the term of the Management Agreement, we will pay Trilliant Management a fee equal to the sum of 2% of all revenue from the operation of Tropicana Las Vegas (the "Revenue Fee") and 5% of EBITDA after reduction of the Revenue Fee (each as defined).

Year ended December 31, 2011

During the year ended December 31, 2011, cash flows used in operating activities were $16.8 million as compared to $40.4 million for the year ended December 31, 2010, reflecting a year over year increase in cash flows from operating activities, net of noncash items, of $23.6 million. The increase in cash flows is the result of the completion of our capital improvement project, allowing for greater revenue streams within our casino, our marketing of those capital improvements, coupled with our cost savings initiatives in 2011.

Cash used for capital expenditures for the year ended December 31, 2011, was $44.8 million while payments on capital leases were $1.2 million for the same period. In addition, during the year ended December 31, 2011 we had cash flows from financing activities of $66.3 million. As of December 31, 2011, we did not have any availability to borrow under our Loan Agreement and the balance of our Term Loan and revolver was $59.6 million. In May 2011, we completed a $35.0 million rights offering pursuant to which we issued and sold 350,000 shares of our Class A Series 3 Preferred to certain of our stockholders.

Year ending December 31, 2012

Our primary cash requirements for 2012 are expected to include capital expenditures of approximately $3.0 million related to our capital improvement project. We expect that our cash flows from operations, together with cash on hand and restricted cash set aside as interest reserves for interest payments on our debt will be adequate to fund our activities, including capital expenditures for our property revitalization. We intend to satisfy our long-term liquidity requirements primarily though cash provided by operations. However, our ability to meet our long-term liquidity requirements will depend on our ability to generate adequate cash flow from our operations. In the event that the anticipated sources of capital are inadequate to fund our short-term or long-term liquidity requirements, we will be required to procure additional financing, including debt financing or additional equity financing, to fund our operations and our capital expenditures. There can be no assurance that such sources of financing will be available to us on terms acceptable to us, if at all.

Contractual Obligations

The following table summarizes our contractual obligations and commitments (in thousands):

	Payments due by Year
	2012	2013	2014	2015	Thereafter	Total
Long-term debt(a)	$2,874	$2,863	$60,419	$426	$—	$66,582
Operating leases(b)	43	32	6	—	—	81

Total contractual obligations	$2,917	$2,895	$60,425	$426	$—	$66,663

(a)
Includes interest related to the Revolver, Term Loan and Equipment Financing based on outstanding balances as of December 31, 2011. See Note 7—Debt, to the consolidated financial statements in this Annual Report on Form 10-K.

(b)
See Note 9—Commitments and Contingencies, to the consolidated financial statements in this Annual Report on Form 10-K.

Off-Balance sheet Arrangements

As of December 31, 2011, our company did not have any off-balance sheet arrangements that have had or are reasonably likely to have a material current or future effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Customer Loyalty Programs

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

We also provide another customer loyalty program, or Even the Odds, which allows first-time customers to be reimbursed for their losses up to $200. Under the promotion, a customer's actual rated slot loss up to $200 is reimbursed in free slot play with 50%, or up to $100, of that loss reimbursed the same day the customer signs up. The remaining 50% is available in free slot play 30 days from the date of original sign up and valid for one year. We record a liability for the estimated cost of the reimbursements under Even the Odds based on our estimate of redemption.

Allowance for Doubtful Accounts

We reserve an estimated amount for receivables that may not be collected. Methodologies for estimating allowance for doubtful accounts range from specific reserves to various percentages applied to aged receivables. Historical collection rates are considered, as are customer relationships, in determining specific reserves. As with many estimates, management must make judgments about potential actions by third parties in establishing and evaluating our reserves for allowance for doubtful accounts.

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

Liabilities existing as of the effective date of the Bankruptcy Plan, other than deferred taxes, were recorded at the present value of amounts estimated to be paid. Deferred taxes were determined in conformity with applicable income tax accounting standards. Predecessor accumulated depreciation, accumulated amortization, retained deficit, common stock and accumulated other comprehensive loss were eliminated. See Note 3,—Fresh-Start Reporting, to our consolidated financial statements.

Recent Accounting Pronouncements

In September 2011, accounting guidance was updated regarding the disclosure about an employer's participation in a Multiemployer Plan. The guidance was issued in response to concerns raised by financial statement users that companies participating in multiemployer plans have not had to disclose sufficient information about their obligations to these plans. The amendments require companies participating in multiemployer pension plans to disclose more information about (i) the multiemployer plan(s), (ii) the employer's level of participation in the multiemployer plan(s), (iii) the financial health of the plan(s), and (iv) the nature of the employer commitments to the plan. The guidance does not change the accounting for an employer's participation in a multiemployer plan. The amendments are effective for annual periods for fiscal years ending after December 15, 2011. The adoption of the amendments did not have an impact on our consolidated financial statements.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. As of December 31, 2011, we have $49.6 million and $10.0 million in interest bearing debt which bears interest at a fixed rate of 4% and 6%, respectively. In addition, we have $0.9 million in interest bearing debt which bears interest at a fixed rate of 6.9%. We are therefore not currently subject to market risk. However, as our fixed rate debt matures, and if additional debt is acquired to fund the debt payment, future earnings and cash flows may be affected by changes in interest rates.

Item 8.    Financial Statements and Supplementary Data

The information required by this Item is contained in Item 15(a) of this Annual report on Form 10-K under "Financial Statements".

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Disclosed under item 9A(T).

Item 9A(T).    Controls and Procedures

Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of December 31, 2011. This conclusion is based on an evaluation conducted under the supervision and participation of the principal executive officer and principal financial officer along with company management. Disclosure controls and procedures are those controls and procedures which ensure that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with SEC rules and regulations. The evaluation conducted did not include an evaluation of our Predecessors.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control is designed to provide reasonable assurance to our management and board of directors regarding the preparation of reliable published financial statements. Internal control over financial reporting includes self-monitoring mechanisms to correct deficiencies as they are identified.

Because of inherent limitations in any internal control, no matter how well designed, misstatements due to error or fraud may occur and not be detected, including the possibility of the circumvention or overriding of controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, internal control effectiveness may vary over time. Further, no evaluation of controls can provide absolute assurance that we have identified all control issues.

As of December 31, 2011, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, we have concluded that, as of December 31, 2011, we maintained effective internal control over financial reporting.

This annual report does not include an attestation report of Ernst & Young LLP, our independent registered public accounting firm, regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to our definitive proxy statement for our 2012 Annual Meeting to be filed with the Securities and Exchange Commission pursuant to regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 11.    Executive Compensation

The information required by this Item is incorporated by reference to our definitive proxy statement for our 2012 Annual Meeting to be filed with the Securities and Exchange Commission pursuant to regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to our definitive proxy statement for our 2012 Annual Meeting to be filed with the Securities and Exchange Commission pursuant to regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to our definitive proxy statement for our 2012 Annual Meeting to be filed with the Securities and Exchange Commission pursuant to regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 14.    Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to our definitive proxy statement for our 2012 Annual Meeting to be filed with the Securities and Exchange Commission pursuant to regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 15.    Exhibits, Financial Statements

  (a)(1).    Financial Statements

Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of December 31, 2011 and 2010 (Successor)	F-2

Consolidated Statements of Operations for the Years Ended December 31, 2011 and 2010 (Successor), the Period July 1, 2009 through December 31, 2009 (Successor), the Period January 1, 2009 through June 30, 2009 (Predecessor)

F-3

Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2011 and 2010 (Successor), the Period July 1, 2009 through December 31, 2009 (Successor), the Period January 1, 2009 through June 30, 2009 (Predecessor)

F-4

Consolidated Statements of Cash Flows for the Years Ended December 31, 2011 and 2010 (Successor), the Period July 1, 2009 through December 31, 2009 (Successor), the Period January 1, 2009 through June 30, 2009 (Predecessor)

F-5
Notes to Consolidated Financial Statements	F-6

  (a)(2).    Financial Statement Schedules

We have omitted financial statement schedules because they are not required or are not applicable, or the required information is shown in the financial statements or notes to the financial statements.

  (a)(3).    Exhibits

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

Exhibit Number	Exhibit Description
3.7	Amendment to Certificate of Incorporation of Tropicana Las Vegas Hotel and Casino, Inc. dated as of April 28, 2011 (included as exhibit 3.7 to the Registrant's Form 8-K filed on May 3, 2011 and incorporated herein by reference).
3.8
Certificate of Designations of Class A Series 3 Convertible Participating Preferred Stock of Tropicana Las Vegas Hotel and Casino, Inc. dated as of April 28, 2011 (included as exhibit 3.8 to Form 8-K filed on May 3, 2011 and incorporated herein by reference).
4.1	Form of Tropicana Las Vegas, Inc. Common Share Certificate(Incorporated herein by reference to the Company's Form 10-12G dated February 16, 2010)
4.2	Warrant Agreement, dated July 1, 2009, for Warrant Issued to Tropicana Entertainment, LLC (Incorporated herein by reference to the Company's Form 10-12G/A dated April 13, 2010)
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

Exhibit Number		Exhibit Description
10.10		First Amendment to Loan Agreement dated April 21, 2011, amending the Loan Agreement dated as of March 17, 2010 between the Tropicana Las Vegas, Inc., as the Borrower, and Wells Fargo, National Association, as the Administrative Agent for the Lenders (included as Exhibit 10 to Form 8-K filed on April 28, 2011 and incorporated herein by reference).
10.11
Second Amendment to Loan Agreement dated August 26, 2011 and Limited Duration Waiver, amending the Loan Agreement dated as of March 17, 2010 between the Tropicana Las Vegas, Inc., as the Borrower, and Wells Fargo, National Association, as the Administrative Agent for the Lenders (included as Exhibit 10 to Form 8-K filed on August 29, 2011 and incorporated herein by reference).
10.12
2011 Non-Employee Director Restricted Stock Plan (effective September 15, 2011), Form of Restricted Stock Grant Notice and Form of Restricted Stock Agreement (included as Exhibit 10 to Form 8-K filed on September 16, 2011 and incorporated herein by reference).
10.13
Consulting Services Agreement, dated September 29, 2011, between Tropicana Las Vegas, Inc. and Mr. Michael A. Ribero (included as Exhibit 10 to Form 8-K filed on October 3, 2011 and incorporated herein by reference).
10.14
Second Limited Duration Waiver dated November 2, 2011 amending the Loan Agreement dated as of March 17, 2010 between the Tropicana Las Vegas, Inc., as the Borrower, and Wells Fargo, National Association, as the Administrative Agent for the Lenders (included as Exhibit 10 to Form 8-K filed on November 4, 2011 and incorporated herein by reference).
10.15
First Amendment to the Trademark Security Agreement (the "First Amendment") dated November 9, 2011, amending the Trademark Security Agreement (dated as of May 14, 2010) that was executed in connection with the Loan Agreement dated as of March 17, 2010 (the "Loan Agreement") between the Company, as borrower, and Wells Fargo Bank, National Association, as the administrative agent for the lenders (included as Exhibit 10 to Form 8-K filed on November 11, 2011 and incorporated herein by reference).
10.16		Departure of Thomas McCartney dated October 10, 2011 and effective October 31, 2011 (Incorporated herein by reference to the Company's Form 8-K filed on October 13, 2011).
10.17
Termination of the Management Agreement between Tropicana Las Vegas, Inc., Nikki Beach Las Vegas, LLC and Penrod Management Group, Inc. dated September 23, 2011 (incorporated herein by reference to the Company's Form 8-K filed on September 27, 2011).
21.1	†	Subsidiaries of the registrant.
31.1	†	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	†	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document**
101.SCH		XBRL Taxonomy Extension Schema Document**
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB		XBRL Taxonomy Extension Label Linkbase Document**

Exhibit Number	Exhibit Description
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*
Furnished herewith

†
Filed herewith

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

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.
Date: February 22, 2012	By:	/s/ ALEX YEMENIDJIAN
		Name:	Alex Yemenidjian
		Title:	Chief Executive Officer and President

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALEX YEMENIDJIAN Alex Yemenidjian	Chairman, Chief Executive Officer and President (Principal Executive Officer)	February 22, 2012
/s/ MARIE RAMSEY Marie Ramsey	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 22, 2012
/s/ TIMOTHY A. R. DUNCANSON Timothy A. R. Duncanson	Director	February 22, 2012
/s/ JUDY K. MENCHER Judy K. Mencher	Director	February 22, 2012
/s/ JOHN REDMOND John Redmond	Director	February 22, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Tropicana Las Vegas Hotel and Casino, Inc.

We have audited the accompanying consolidated balance sheets of Tropicana Las Vegas Hotel and Casino, Inc. (the "Company") as of December 31, 2011 and 2010 (Successor), and the related consolidated statement of operations, changes in stockholders' equity, and cash flows for the year ended December 31, 2011 and 2010 (Successor), six-month period ended December 31, 2009 (Successor) and for the six-month period ended June 30, 2009 (Predecessor). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2011 and 2010 (Successor), and the consolidated results of its operations and its cash flows for the year ended December 31, 2011 and 2010 (Successor), the six-month period ended December 31, 2009 (Successor) and for the six-month period ended June 30, 2009 (Predecessor), in conformity with U.S. generally accepted accounting principles.

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

Las Vegas, Nevada
February 22, 2012

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	Successor
	December 31, 2011	December 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$12,166	$9,981
Restricted cash	8,518	9,543
Receivables, net	2,839	2,025
Inventories	1,007	452
Prepaid expenses and other current assets	2,250	3,959

Total current assets	26,780	25,960
Property and equipment, net	342,462	314,699
Other assets, net	4,623	5,313

Total assets	$373,865	$345,972

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of long-term debt	$236	$1,179
Accounts payable	8,927	8,433
Construction payable	71	2,560
Accrued payroll and related	4,297	3,798
Accrued gaming and related	1,848	1,382
Accrued management fees	3,463	1,755
Other accrued expenses and current liabilities	2,830	1,624

Total current liabilities	21,672	20,731
Long-term debt, less current portion	60,509	28,154
Other long-term liabilities	240	322

Total liabilities	82,421	49,207
Commitment and contingencies (Note 9)
Stockholders' equity
Class A preferred stock, $0.01 par value, 750,000 shares authorized, issued and outstanding	8	8
Class A series 2 convertible participating preferred stock, $0.01 par value, 545,702 shares authorized, shares issued and outstanding 2011 and 2010: 545,585	5	5
Class A series 3 convertible participating preferred stock, $0.01 par value, 350,000 shares authorized, shares issued and outstanding	3	—
Class A common stock, $0.01 par value, 15,000,000 shares authorized, shares issued and outstanding 2011: 4,579,151; 2010: 4,529,485	46	45
Class B common stock, $0.01 par value, 5,182,808 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	394,527	359,515
Accumulated deficit	(103,145)	(62,808)

Total stockholders' equity	291,444	296,765

Total liabilities and stockholders' equity	$373,865	$345,972

The accompanying notes are an integral part of these consolidated financial statements.

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	Successor			Predecessor
	Year Ended December 31, 2011	Year Ended December 31, 2010	Six Months Ended December 31, 2009	Six Months Ended June 30, 2009
Revenues
Casino	$34,104	$25,634	$15,443	$18,789
Room	31,710	19,814	10,796	12,420
Food and beverage	24,327	12,049	7,466	9,505
Other	4,683	3,616	3,503	6,986

Gross revenues	94,824	61,113	37,208	47,700
Less: promotional allowances	(9,400)	(6,929)	(3,657)	(3,806)

Net revenues	85,424	54,184	33,551	43,894

Operating costs and expenses
Casino	24,738	21,294	12,411	12,444
Room	16,957	13,400	7,335	8,519
Food and beverage	23,734	11,666	7,627	9,748
Other	3,694	3,648	2,229	3,932
Marketing, advertising and promotions	4,524	2,617	918	2,256
Management fees	1,708	1,071	684	—
General and administrative	17,193	20,468	11,430	6,602
Maintenance and utilities	12,268	12,212	7,692	5,069
Depreciation and amortization	17,040	10,053	2,253	1,956
Preopening	2,144	632	—	—
Writedown of other assets	675	—	—	—
(Gain) loss on asset disposals, net	(2)	16	(4)	—
Impairment charges	—	—	—	427,019

Total operating costs and expenses	124,673	97,077	52,575	477,545

Operating loss	(39,249)	(42,893)	(19,024)	(433,651)
Other income (expense):
Interest income	8	29	40	—
Interest expense	(1,096)	(956)	(4)	(2,560)

Total other (expense) income	(1,088)	(927)	36	(2,560)

Loss before reorganization items and income taxes	(40,337)	(43,820)	(18,988)	(436,211)
Reorganization items, net	—	—	—	(1,502)

Loss before income taxes	(40,337)	(43,820)	(18,988)	(437,713)
Income tax benefit	—	—	—	129,452

Net loss	$(40,337)	$(43,820)	$(18,988)	$(308,261)

Loss per common share
Basic and diluted	$(8.84)	$(9.70)	$(4.29)
Weighted-average common shares outstanding
Basic	4,562	4,517	4,427
Diluted	n/a	n/a	n/a
Dividends declared per common share	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands)

		Stockholders' Equity
	Predecessor's Equity	Class A Preferred Stock	Class A Series 2 Preferred Stock	Class A Series 3 Preferred Stock	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Predecessor
Balance, December 31, 2008	$670,871	—	—	—	—	—	—	—	$670,871
Net loss	(308,261)	—	—	—	—	—	—	—	(308,261)

Balance, June 30, 2009	$362,610	$—	$—	$—	$—	$—	$—	$—	$362,610

Successor
Balances, July 1, 2009	—	—	—	—	44	—	229,956	—	230,000
Issuance of preferred stock for cash	—	8	—	—	—	—	74,992	—	75,000
Net loss	—	—	—	—	—	—	—	(18,988)	(18,988)

Balances, December 31, 2009	$—	$8	$—	$—	$44	$—	$304,948	$(18,988)	$286,012
Issuance of preferred stock for cash	—	—	5	—	1	—	49,994	—	50,000
Issuance of preferred stock in payment of debt issuance costs	—	—	—	—	—	—	4,558	—	4,558
Share-based compensation	—	—	—	—	—	—	15	—	15
Net loss	—	—	—	—	—	—		(43,820)	(43,820)

Balances, December 31, 2010	$—	$8	$5	$—	$45	$—	$359,515	$(62,808)	$296,765
Issuance of preferred stock for cash	—	—	—	3	1	—	34,996	—	35,000
Share-based compensation	—	—	—	—	—	—	16	—	16
Net loss	—	—	—	—	—	—		(40,337)	(40,337)

Balances, December 31, 2011	$—	$8	$5	$3	$46	$—	$394,527	$(103,145)	$291,444

The accompanying notes are an integral part of these consolidated financial statements.

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Successor			Predecessor
	Year Ended December 31, 2011	Year Ended December 31, 2010	Six Months Ended December 31, 2009	Six Months Ended June 30, 2009
Cash flows from operating activities
Net loss	$(40,337)	$(43,820)	$(18,988)	$(308,261)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	17,040	10,053	2,253	1,956
Share-based compensation	16	15	—	—
Amortization of debt issuance costs	1,353	1,028	—	—
(Gain) loss on disposition of assets	(2)	16	(4)
Impairment charges	—	—	—	427,019
Deferred income tax	—	—	—	(129,452)
Writedown of other assets	675	—	—	—
Changes in operating assets and liabilities
Restricted cash	1,025	(4,581)	(10)	3,454
Receivables, net	(814)	(699)	(541)	1,152
Inventories, prepaids and other assets	(106)	(942)	1,364	(658)
Accounts payable, accrued expenses and other liabilities	4,291	(357)	20	(2,236)
Accrued expenses and other current liabilities related to bankruptcy	—	(198)	(8,503)	—
Other assets	14	(879)	(461)	(133)

Net cash used in operating activities	(16,845)	(40,364)	(24,870)	(7,159)

Cash flows from investing activities
Capital expenditures	(44,805)	(69,467)	(24,422)	(1,579)
Proceeds from sale of property and equipment	4	39	11	—
Change in construction payable	(2,489)	(189)	2,749	—

Net cash used in investing activities	(47,290)	(69,617)	(21,662)	(1,579)

Cash flows from financing activities
Proceeds from issuance of preferred stock	35,000	50,000	75,000	—
Borrowing under Credit Agreement	50,101	27,000	—	—
Repayments under Credit Agreement	(17,500)	—	—	—
Principal payments on capital lease	(1,189)	(1,617)	(350)	(86)
Debt issuance costs	(92)	(653)	—	—
Advances from affiliates	—	—	—	(421)

Net cash provided by (used in) financing activities	66,320	74,730	74,650	(507)

Net increase (decrease) in cash and cash equivalents	2,185	(35,251)	28,118	(9,245)
Cash and cash equivalents, beginning of period	9,981	45,232	17,114	16,822

Cash and cash equivalents, end of period	$12,166	$9,981	$45,232	$7,577

Supplemental cash flow disclosure
Preferred shares issued for payment of debt issuance costs	$—	$4,558	$—	$—
Property and equipment financed by debt	—	1,630	2,349	406
Cash paid for interest, net of capitalized interest of $2,400 and $0 for prior year and prior periods (successor and predecessor)	1,093	—	4	3,563
Cash paid for reorganization items	—	—	—	1,579
Cash received related to reorganization items	—	—	—	(77)

The accompanying notes are an integral part of these consolidated financial statements.

1. Organization and Background

Organization

Tropicana Las Vegas Hotel and Casino, Inc., (the "Company," "we," "our," "us" or the "Successor") is a Delaware corporation formed in June 2009 for the purpose of owning and operating Tropicana Las Vegas Holdings, LLC and its subsidiaries (the "Predecessor"), including the operations of Tropicana Las Vegas Hotel and Casino, LLC dba Tropicana Resort and Casino Las Vegas ("Tropicana Las Vegas") acquired from Tropicana Entertainment Holdings, LLC ("TEH"), in connection with the Predecessor's plan of reorganization (the "Bankruptcy Plan") under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code").

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

The Bankruptcy Plan was confirmed by the Bankruptcy Court on May 5, 2009 and became effective on July 1, 2009 (the "Effective Date"). Pursuant to the Bankruptcy Plan, among other things:

•
we were formed to own and operate the assets related to the Predecessor which was owned by the lenders under the Predecessor's $440.0 million Senior Secured Term Loan (the "Las Vegas Term Loan");

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

•
we entered into a lease agreement, dated June 22, 2009, with Armenco Holdings, LLC ("Armenco"), a company controlled by Alex Yemenidjian, our Chairman of the Board, Chief Executive Officer and President, whereby we leased the real and non-gaming personal property of our hotel and casino, including the restaurants, lounges, retail shops and other related support facilities, and the operation thereof to Armenco, See Note 8—Related-Party Transactions, which also separately acquired all of the gaming assets until such time as we were able to obtain all governmental registrations, findings of suitability, licenses, qualifications, permits and approvals pursuant to the gaming laws and regulations of the State of Nevada and Clark County liquor and gaming codes necessary for us to own and operate our gaming facility directly, which occurred on December 1, 2010, at which time the lease terminated and Armenco transferred to us the gaming assets of Tropicana Las Vegas for nominal consideration; and

•
we assumed certain obligations and liabilities of the Predecessor.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the Company and its subsidiaries. All material intercompany transactions are eliminated in consolidation.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Upon the Effective Date, we were not licensed by Nevada gaming authorities to own and operate the gaming assets of Tropicana Las Vegas. As a result, upon consummation of the Bankruptcy Plan, the gaming assets were transferred to Armenco, a company which is licensed to own and operate gaming facilities in the state of Nevada. We do not own any legal interest in Armenco. We determined that in accordance with accounting guidance related to Accounting Standards Codification ("ASC") 810-10, Consolidation, we were ultimately responsible for a majority of the operations' losses and were entitled to a majority of the operations' residual returns. As a result, the gaming operations were incorporated in our consolidated financial statements until December 1, 2010 at which time we received all licenses and approvals necessary to operate the hotel and casino and Armenco transferred the gaming assets to us.

We adopted fresh-start reporting upon emergence from the Chapter 11 Cases on July 1, 2009 in accordance with accounting guidance related to financial reporting by entities in reorganization under the Bankruptcy Code. The accompanying consolidated statements of operations, statements of stockholders' equity and cash flows for 2009 are presented for two periods: January 1, 2009 through June 30, 2009 (the "Predecessor Period") and July 1, 2009 through December 31, 2009 (the "Successor Period"). The Predecessor Period does not reflect the impact of any changes in the Company's capital structure or changes in the estimates of fair values of assets and liabilities as a result of fresh-start reporting. See Note 3—Fresh-Start Reporting,

Prior to the Effective Date, the Predecessor operated its business as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. Under the Bankruptcy Code, certain claims against the Predecessor in existence prior to the filing of the petitions for relief under the federal bankruptcy laws were stayed while the Predecessor continued business operations as a debtor-in-possession and on a going concern basis, which contemplated continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business. In addition, the Predecessor was a wholly-owned indirect subsidiary of TEH. The accompanying consolidated financial statements for the Predecessor have been prepared from the separate books and records maintained by the Predecessor and may not necessarily be indicative of the conditions that would have existed, or the results of operations, if the Predecessor had been operated as an unaffiliated company.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions for items, such as customer loyalty program liability, self-insurance reserves, bad debt reserves, estimated useful lives assigned to fixed assets, asset impairment, enterprise value allocations made in connection with fresh-start reporting and the calculation of the income tax liabilities, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

2. Summary of Significant Accounting Policies (Continued)

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand at Tropicana Las Vegas, as well as highly liquid investments purchased with an original maturity of three months or less. These instruments are stated at cost and approximate fair value because of their short maturities.

Restricted Cash

Restricted cash held at December 31, 2011 and 2010 was $8.5 million and $9.5 million, respectively, and consisted primarily of certain proceeds of our financing activities invested in approved money market funds. These funds were restricted by the Bankruptcy Court in connection with the reorganization of the Predecessor for the purpose of satisfying liabilities related to professional services incurred as part of the Chapter 11 Cases. Additionally, we held funds restricted by our Lender in connection with our Loan Agreement for the payment of interest on our long term debt.

Concentration of Credit Risk

We maintain cash and cash equivalents at a financial institution that are insured by the Federal Deposit Insurance Corporation (the "FDIC") for up to $250,000. At times the balances in the accounts exceed the FDIC insurance amount. We have not experienced any losses in such accounts and believe we are not exposed to significant credit risk.

Concentration of credit risk, with respect to casino and hotel receivables, is limited through our credit evaluation process. We issue markers to approved casino customers and issue credit to convention-related hotel groups, following credit checks and investigation of credit worthiness. We age such casino and hotel receivables and have historically recorded a reasonable amount of associated bad debt expense.

Receivables

Receivables consist primarily of casino, hotel and other receivables, net of an allowance for doubtful accounts. Receivables are typically non-interest bearing and are initially recorded at cost. Accounts are written off when they are deemed to be uncollectible. An estimated allowance for doubtful accounts is maintained to reduce our receivables to their expected realization, which approximates fair value. The allowance is estimated based on specific review of customer accounts as well as management's experience with collection trends in the casino industry and current economic and business conditions. Recoveries of accounts previously written off are recorded when received.

Fair Value of Financial Instruments

The carrying value of our cash and cash equivalents, receivables and accounts payable approximates fair value primarily because of the short maturities of these instruments. The estimated fair value of our long-term debt as of December 31, 2011 was $60.7 million.

Inventories

Inventories consist of food and beverage, retail merchandise and certain operating supplies, which are stated at the lower of cost or market value. Cost is determined using the first-in, first-out method.

2. Summary of Significant Accounting Policies (Continued)

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets or, for capital leases and leasehold improvements, over the shorter of the asset's useful life or the term of the lease. Land improvements are depreciated over an estimated useful life of 35 years. Buildings and improvements are depreciated over an estimated useful life of two to 35 year lives. Furniture, fixtures and equipment are depreciated over three to seven year lives. Gains or losses on disposals of assets are recognized when realized or incurred. Costs of major improvements are capitalized, while costs of normal repairs and maintenance are expensed as incurred.

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

Long-Lived Assets

We evaluate property and equipment and other long-lived assets for impairment on an annual basis or when certain events or changes in operating conditions occur. The asset lives may be adjusted and an impairment assessment may be performed on the recoverability of the carrying amounts. If an indicator of impairment exists, we compare the estimated undiscounted future cash flows of the asset to its carrying value. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows are less than the carrying value, then impairment is measured based on estimated fair value compared to carrying value, with fair value typically based on a discounted cash flow model. For assets to be disposed of, we recognize the asset to be sold at the lower of the carrying value or the fair market value less disposal costs. Fair market value of assets to be disposed of is generally based on comparable asset sales, solicited offers or a discounted cash flow model.

Capitalization of Interest

Interest associated with major construction projects is capitalized as part of the cost of the constructed assets. When no specific debt is incurred for a project, interest is capitalized on cash expenditures for the project using our weighted average cost of borrowings. Capitalization of interest ceases when the project is substantially complete or development activity is suspended for more than a brief period. Capitalized interest for the years ended December 31, 2011 and 2010 was $2.4 million and $0.5 million, respectively. There was no interest capitalized for the Successor Period or the Predecessor Period.

Debt Issuance Costs

Debt issuance costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense over the expected terms of the related debt agreements and are included in other assets, net on our consolidated balance sheets. Amortization of debt issuance costs was approximately $1.4 million and $1.0 million for the years ended December 31, 2011 and 2010, respectively, and $0 for both the Successor Period and the Predecessor Period.

2. Summary of Significant Accounting Policies (Continued)

Self-Insurance Reserves

We are self-insured up to certain stop loss amounts for employee health coverage for non-union employees as well as worker's compensation and general liability cost. Insurance claims and reserves include accruals of estimated settlements for known claims as provided by a third party. In estimating these accruals, we consider historical loss experience and make judgments about the expected levels of costs per claim. We believe our estimates of future liability are reasonable based upon our methodology; however, changes in health care costs, accident frequency and severity and other factors could materially affect the estimate for these liabilities. We continually monitor changes in claim type and incident and evaluate the insurance accrual making necessary adjustments based on the evaluation of these qualitative data points. At December 31, 2011 and 2010, we had total self-insurance accruals reflected in our consolidated balance sheets of approximately $1.0 million and $0.9 million, respectively.

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

In 2011, we introduced a new promotion, Even the Odds Program ("Even the Odds"), which allows first-time customers to be reimbursed for their losses up to $200. Under the promotion, a customer's actual rated slot loss up to $200 is reimbursed in free slot play with 50%, or up to $100, of that loss reimbursed the same day the customer signs up. The remaining 50% is available in free slot play 30 days from the date of original sign up and is valid for one year. We record a liability for the estimated cost of the reimbursements under Even the Odds based on our estimate of redemption.

At December 31, 2011 and 2010, approximately $0.6 million and $0.3 million, respectively, were accrued for the costs of anticipated Program and Even the Odds redemptions.

Revenue Recognition and Promotional Allowances

We recognize as casino revenues the net win from gaming activities, which is the difference between gaming wins and losses. All other revenues are recognized at the time the goods or services are provided. The retail value of rooms, food and beverage and other services provided to customers on a complimentary basis are included in gross revenues with a corresponding offsetting amount included in promotional allowances. Promotional allowances also include goods and services, such as complimentary rooms and food and beverage, earned in the Program. We reward customers, through the use of the Program, with points based on amounts wagered or won that can be redeemed for a specified period of time. We record the estimated retail value of these goods and services as revenue and then deduct them as a promotional allowance. The estimated departmental costs and expenses of

2. Summary of Significant Accounting Policies (Continued)

providing these promotional allowances are included in casino operating costs and expenses and consist of the following (in thousands):

	Successor		Successor	Predecessor
	Year Ended December 31, 2011	Year Ended December 31, 2010	Six Months Ended December 31, 2009	Six Months Ended June 30, 2009
Room	$2,192	$2,430	$904	$946
Food and beverage	7,031	5,500	3,270	3,102
Other	104	369	144	5

Total	$9,327	$8,299	$4,318	$4,053

Advertising

Costs for advertising are expensed as incurred or the first time the advertising takes place. Advertising expense, which is generally included in marketing, advertising and promotions in the accompanying consolidated statements of operations, was approximately $2.0 million, $1.4 million, $0.9 million, and $0.7 million for the years ended December 31, 2011 and 2010, the Successor Period, and the Predecessor Period, respectively.

Gaming Taxes

We are subject to taxes based on the number of gaming devices and gross gaming revenues, subject to applicable adjustments. These gaming taxes are an assessment on our gaming revenues and are recorded in casino expense in the accompanying consolidated statements of operations. Gaming taxes totaled approximately $2.8 million, $2.3 million, $1.4 million, and $1.6 million for the years ended December 31, 2011 and 2010, the Successor Period and the Predecessor Period, respectively.

Preopening

Preopening expenses have been expensed as incurred. Preopening expenses include payroll, outside services and other expenses related to new operations. We incurred preopening expenses of approximately $2.1 million and $0.6 million for the years ended December 31, 2011 and 2010, respectively, primarily related to the development of our nightclub and beach club.

Share-based Compensation

We account for share-based awards exchanged for services in accordance with the authoritative accounting guidance for share-based payments. Under the guidance, share-based compensation expense is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense, net of estimated forfeitures, on a straight-line basis over the requisite service period of the award. For the years ended December 31, 2011 and 2010, we recognized approximately $16,000 and $15,000, respectively, of share-based compensation expense which is included in general and administrative expenses in the accompanying consolidated statements of operations.

2. Summary of Significant Accounting Policies (Continued)

Income Taxes

We are subject to income taxes in the United States. Deferred income tax assets and liabilities are computed based on temporary differences between the GAAP consolidated financial statements and the federal and state income tax basis of assets and liabilities as of the consolidated balance sheet date. We evaluate the realizability of our deferred tax assets and recognize a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of our deferred tax assets will not be realized. When evaluating the realizability of our deferred tax assets, we consider estimates of expected future taxable income, existing and projected book/tax differences, tax planning strategies available, and the general and industry-specific economic outlook. This realizability analysis is inherently subjective, as it requires management to forecast our business results and the general economic environment in future periods. Changes in our estimate of deferred tax asset realizability, if any, are included in income tax expense on the consolidated statements of operations.

We recognize liabilities for uncertain tax positions by evaluating the weight of available evidence that would indicate that it is more likely than not that the position will be sustained on audit and estimating and measuring the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. Results are contingent on probabilities of possible outcomes that are subjective in nature. We reevaluate certain tax positions on a quarterly basis and take into consideration such factors including, but not limited to, changes in tax law and expiration of statutes of limitations and changes in facts and circumstances. Such changes in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision. Interest and penalties on related income tax are charged to income tax expense. During the years ended December 31, 2011, 2010 and 2009, the Company recognized no amounts for interest or penalties.

The Predecessor's operating results are included in the consolidated federal income tax return of TEH. For purposes of the Predecessor's financial statements, the provision for income taxes has been prepared using the separate return method. TEH managed its tax position for the benefit of its entire portfolio of businesses. As a result, the assumptions, methodologies and calculations made for the purposes of determining the Predecessor's tax provision and related tax accounts in the consolidated financial statements herein may differ from those made by TEH and are not necessarily reflective of the tax strategies that the Predecessor would have followed as a separate stand-alone company.

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

Liquidity

Although we are currently experiencing negative cash flow from operations, we believe that our existing cash balance and cash flows from operations will be adequate to meet our financial and operating obligations in 2012.

We currently do not have any availability for future borrowings under our Loan Agreement, and are closely monitoring and managing our cash position, understanding that this is of critical importance in the current economic environment. Our primary sources of liquidity are now comprised of cash flows

2. Summary of Significant Accounting Policies (Continued)

from operations. However, our results for future periods are subject to numerous uncertainties, which may result in liquidity problems that could affect our ability to meet our obligations while attempting to meet competitive pressures or adverse economic conditions.

Subsequent Events

We evaluated all activity through the date the consolidated financial statements were issued, and concluded that no other material subsequent events would require recognition in the financial statements or disclosure in the notes to the consolidated financial statements.

Recently Issued Accounting Standards

In September 2011, accounting guidance was updated regarding the disclosure about an employer's participation in a Multiemployer Plan. The guidance was issued in response to concerns raised by financial statement users that companies participating in multiemployer plans have not had to disclose sufficient information about their obligations to these plans. The amendments require companies participating in multiemployer pension plans to disclose more information about (i) the multiemployer plan(s), (ii) the employer's level of participation in the multiemployer plan(s), (iii) the financial health of the plan(s), and (iv) the nature of the employer commitments to the plan. The guidance does not change the accounting for an employer's participation in a multiemployer plan. The amendments are effective for annual periods for fiscal years ending after December 15, 2011. The adoption of the amendments did not have an impact to on our consolidated financial statements.

In April 2010, accounting guidance was updated regarding the accounting for casino base jackpot liabilities. The guidance clarifies that an entity should not accrue jackpot liabilities (or portion thereof) before a jackpot is won if the entity can avoid paying the jackpot, but should be accrued and charged to revenue when an entity has the obligation to pay the jackpot. The guidance applies to both base and progressive jackpots. The effect of the guidance should be recorded as a cumulative-effect adjustment to opening retained earnings in the period of adoption. We adopted the new accounting guidance upon emergence from the Chapter 11 Cases and the adoption did not have a material impact on our consolidated financial statements.

In January 2010, new accounting guidance was updated regarding fair value measurements and disclosures. The guidance clarifies and extends the disclosure requirements about recurring and nonrecurring fair value measurements. We adopted the new accounting guidance in the first quarter of 2010 and the adoption did not have a material impact on our consolidated financial statements.

A variety of proposed or otherwise potential accounting standards are currently under consideration by standard-setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed standards, we have not yet determined the effect, if any, that the implementation of such proposed standards would have on our consolidated financial statements.

Reclassifications

Certain amounts in the consolidated financial statements for the Successor Period and the Predecessor Period have been reclassified to conform to the 2011 presentation. These reclassifications had no effect on the previously reported net loss.

3. Fresh-Start Reporting

In accordance with accounting guidance related to financial reporting by entities in reorganization under the Bankruptcy Code, we adopted fresh-start reporting upon emergence from the Chapter 11

3. Fresh-Start Reporting (Continued)

Cases on July 1, 2009. We were required to apply the provisions of fresh-start reporting to our financial statements because (i) the reorganization value of the assets of the emerging entity immediately before the date of confirmation was less than the total of all post-petition liabilities and allowed claims and (ii) the holders of the existing voting shares of the Company's common stock immediately before confirmation (i.e., the holders of shares of the common stock of the Predecessor that were issued and outstanding prior to the commencement of the Chapter 11 Cases) received less than 50% of the voting shares of the emerging entity. Under the accounting guidance, fresh-start reporting is required on the date which the plan of reorganization is confirmed by the Bankruptcy Court, but further provides that fresh-start reporting should not be applied until all material conditions to the Bankruptcy Plan are satisfied. All material conditions to the Bankruptcy Plan were satisfied as of July 1, 2009, the Effective Date.

Fresh-start reporting generally requires resetting the historical net book value of assets and liabilities to fair value by allocating the entity's enterprise value as set forth in the Bankruptcy Plan to its assets and liabilities pursuant to accounting guidance related to business combinations as of the Effective Date. To facilitate the calculation of the reorganized company's enterprise value, various valuations methods, including the discounted cash flow method of the income approach and the cost approach were utilized. The enterprise value using the discounted cash flow method of the income approach was determined using financial projections from July 1, 2009 through 2014 at a discount rate of 14%. The discount rate was determined based on a weighted average cost of capital analysis based on comparable statistics from the Company's peer group. Revenues for the period July 1, 2009 through December 31, 2009 and the year ended December 31, 2010 were assumed to be $53.9 million and $114.3 million, respectively. The assumed revenue growth rate for 2011, 2012, 2013 and 2014 was 20.4%, 9.8%, 8.3% and 8.4%, respectively. The financial projections include anticipated changes associated with the Company's capital improvement project, general market conditions and other factors. The marginal tax rate was assumed to be 35%. The terminal value was calculated by utilizing an exit multiple based on 12-month EBITDA of 7.0x. The basis for the exit multiple was comparable company EBITDA multiples of the Company's peer group, which, given the current assessment of the Company in light of the market comparables, the minimum of the range was utilized. Equal weight was applied to both the income and cost approach to reach an enterprise value of $230.0 million.

In accordance with fresh-start reporting the Company's enterprise value was allocated to its then existing assets and liabilities. Fair value for real property such as land was determined using market comparable data. Other real property such as building and building improvements were valued based on the depreciable replacement cost method as was personal property such as furniture and fixtures. Personal property such as slot machines were valued using market prices of similar assets as an active secondary market exists. In addition, liabilities, other than deferred taxes, were recorded at the present value of amounts estimated to be paid. Deferred taxes were determined in accordance with accounting guidance related to accounting for income taxes.

The determination of the fair value of assets and liabilities is subject to significant estimation and assumptions and there can be no assurances that the estimates, assumptions and values reflected in the valuations will be realized and actual results could vary materially. The effect of the Bankruptcy Plan

3. Fresh-Start Reporting (Continued)

and fresh-start reporting resulted in the following adjustments to the Company's consolidated balance sheet as of July 1, 2009 (in thousands):

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

3. Fresh-Start Reporting (Continued)

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

We continue to incur expenses related to the Predecessor's Chapter 11 proceedings, which includes professional fees that were classified as reorganization items by the Predecessor. Upon the Effective Date, these expenses were classified in operating costs and expenses, primarily in general and administrative expense in our consolidated statements of operations.

5. Receivables, net

Receivables, net consisted of the following (in thousands):

	December 31,
	2011	2010
Hotel	$2,096	$1,244
Casino	1,074	789
Other	176	129

	3,346	2,162
Less: allowance for doubtful accounts	(507)	(137)

Receivables, net	$2,839	$2,025

6. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2011	2010
Land and improvements	$205,210	$205,152
Building and improvements	113,650	44,727
Furniture, fixtures and equipment	49,354	13,732
Construction in progress	1,996	62,798

	370,210	326,409
Less: accumulated depreciation and amortization	(27,748)	(11,710)

Property and equipment, net	$342,462	$314,699

Capital Improvement Project

In July 2009, we began a $147.0 million renovation of Tropicana Las Vegas. Due to changes in scope as well as to net favorable variances to the original budget, the renovation project is now expected to cost approximately $141.1 million of which $138.2 million was spent as of December 31, 2011. The capital improvement project includes:

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

•
opening of Café Nikki, a three meal restaurant which offers American cuisine and flavors inspired by international dishes. We have since rebranded Café Nikki as the Beach Café;

•
the addition of Club Nikki and Nikki Beach which were completed in May 2011. We have since rebranded Club Nikki as the RPM Nightclub and Nikki Beach as the SPF Beach;

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

6. Property and Equipment, net (Continued)

In addition, we expanded and renovated our race and sports book, expanding it to 3,600 square feet, offering a full suite of unique sports betting technology, including in-running sports wagering. A theatrical interactive environment, "The Las Vegas Mob Experience" was also opened. See Note 9—Commitments and Contingencies. Costs related to the expansion and renovation of the race and sports book and the development of the Las Vegas Mob Experience are obligations of the tenants who operate those amenities. Additionally, a state-of-the-art spa facility was completed in November 2011, and is funded and operated by a third party.

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

7. Debt

Long-term debt consists of the following (in thousands):

	Successor
	December 31,
	2011	2010
Revolver, $50.0 million limit, interest at 4%	$49,601	$27,000
Term Loan, $10.0 million limit, interest at 6%	10,000	—
Other long-term debt	1,144	2,333

	60,745	29,333
Less current portion	(236)	(1,179)

Total long-term debt, net	$60,509	$28,154

Loan Agreement

In March 2010, we entered into a $60.0 million loan agreement (the "Loan Agreement") comprised of a $50.0 million revolving credit facility (the "Revolver") and a $10.0 million delayed draw term loan (the "Term Loan"). The maturity date for the Loan Agreement is March 2014. The Revolver bears interest at 4% per annum. The fee for any unfunded portion of the Revolver is 0.75%. Proceeds from the Revolver are being used to finance current ongoing capital improvement projects and other general corporate purposes. Proceeds from the Term Loan will be used to finance the construction and build-out of our night club and related amenities as part of our capital improvement project. The Term Loan bears interest at 6% per annum and requires equal monthly installments beginning on January 31, 2013, and on the last business day of each calendar month thereafter. Each installment of principal shall be in an amount sufficient to fully amortize the outstanding principal balance of the Term Loan by the stated maturity date. The fee for any undrawn portion of the Term Loan is 1.00%. Pursuant to the terms of the Loan Agreement, we are required to establish an interest reserve account, as defined.

In April 2011, we entered into a first amendment to our Loan Agreement (the "First Amendment"). Among other things, the First Amendment (i) amends the financial covenants we are subject to under

7. Debt (Continued)

the Loan Agreement; (ii) eliminates a provision that would have released the interest reserve under the Loan Agreement to us upon the 18 month anniversary of the Loan Agreement upon certain conditions and milestones; (iii) restricts our payment of management fees to Trilliant Management while there remains a principal amount outstanding under the Term Loan; and (iv) restricts the expenditure of capital on our capital improvement projects to not more than $61.2 million in 2011 and $10.0 million in 2012.

In August 2011, we entered into a Second Amendment to Loan Agreement and Limited Duration Waiver (the "Second Amendment"). Among other things, the Second Amendment (i) provides a temporary waiver by the lenders of an existing default caused by the recording of liens against our property; and (ii) provides an additional thirty (30) days for the Company to provide its baseline financial projections to the administrative agent and lenders.

In November 2011, we entered into a second limited duration waiver to our Loan Agreement (the "Waiver"). Among other things, the Waiver provides a temporary waiver by the lender of an existing default as described below.

In November 2011, the Company entered into the First Amendment to the Trademark Security Agreement (the "First Amendment") amending the Trademark Security Agreement (dated as of May 14, 2010) that was executed in connection with the Loan Agreement dated as of March 17, 2010 (the "Loan Agreement") between the Company, as borrower, and Wells Fargo Bank, National Association, as the administrative agent for the lenders. Among other things, the First Amendment provides our lenders with a lien and security interest, as created by the Trademark Security Agreement, in the Company's trademark registrations.

The Loan Agreement contains certain financial and other covenants. The covenants, among other things, restrict, subject to certain exceptions, our ability to incur additional indebtedness; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends or make distributions; engage in certain transactions with affiliates; and make investments. Substantially all the assets of Tropicana Las Vegas are pledged as collateral under the Loan Agreement. With the exception of the following regarding Murder, Inc., LLC ("Murder Inc."), we believe we are in compliance with our covenants as of December 31, 2011.

Pursuant to a lease dated June 7, 2010, we leased certain space within our property to Murder Inc., LLC (the "Tenant") for the development of a theatrical interactive environment, The Las Vegas Mob Experience. The lease is guaranteed by Eagle Group Holdings, LLC. In connection with the Tenant's construction of The Las Vegas Mob Experience, the general contractor and certain subcontractors contend that approximately $4.6 million remains due and unpaid and, in 2011, they recorded liens against our property to secure payment thereof. We are aware that these liens constitute an event of default under our Loan Agreement and have entered into the Second Amendment and Waiver, as previously mentioned, whereby the Company had until February 18, 2012 to have such liens released, insured over or bonded.

On February 6, 2012 the Company received releases for all mechanics' liens that had been placed on the property owned by the Company by the Contractor and various subcontractors as discussed in Note 9—Commitments and Contingencies.

Other Long-Term Debt

In June 2010, we entered into an equipment financing agreement in the amount of $1.2 million at an interest rate of 6.9%, terminating in July 2015. The agreement requires monthly payments of $21,000 beginning in August 2010 with a residual payment of $116,000 to be paid in the final month. The

7. Debt (Continued)

balance of this other long-term debt at December 31, 2011 and 2010 is $0.9 million and $1.1 million, respectively.

In addition, we lease certain equipment under capital leases. These agreements have been capitalized at the present value of the future minimum lease payments at inception and are included in property and equipment. Under the terms, the lease agreements are non-interest bearing. As a result, no imputed interest was recorded as it was not material to the financial statements.

Scheduled maturities of long-term debt are as follows (in thousands):

Years ending December 31,:
2012	$236
2013	238
2014	59,854
2015	417
Thereafter	—

Total	$60,745

Predecessor

As a result of the bankruptcy filing as discussed in Note 1—Organization and Background, claims against the Predecessor, including those related to the Las Vegas Term Loan were stayed. Subsequent to the Petition Date, the Bankruptcy Court authorized the Predecessor to use cash maintained in an escrow account pursuant to the terms of the Las Vegas Term Loan, to make adequate protection payments that include interest on the Las Vegas Term Loan which were approximately $3.5 million for the Predecessor Period. By virtue of the Bankruptcy Plan becoming effective the Las Vegas Term Loan was canceled.

8. Related-Party Transactions

Armenco Lease

As discussed in Note 1—Organization and Background, on June 22, 2009, we entered into the Armenco Lease in which we leased the real and non-gaming personal property of our hotel and casino, including the restaurants, lounges, retail shops and other related support facilities, and the operation thereof to Armenco until such time as we were able to obtain all governmental registrations, findings of suitability, licenses, qualifications, permits and approvals pursuant to the gaming laws and regulations of the State of Nevada and Clark County liquor and gaming codes necessary for us to own and operate our gaming facility directly, which occurred on December 1, 2010. Under the terms of the lease, we were required to pay a fee equal to 2% of net revenues and 5% of EBITDA, each as defined, to be paid to Armenco. Armenco shall in turn pay rent in the amount of $1.00 per month. We incurred approximately $1.0 million and $0.7 million in expense related to the Armenco Lease for the year ended December 31, 2010 and the Successor Period, respectively, which are included in management fees in the accompanying consolidated statement of operations.

Management Agreement

Effective December 1, 2010, we received the necessary approvals and licenses for us to own and operate our gaming facility directly and as a result, the Armenco Lease was terminated and the operation of our hotel and casino was thereafter managed by Trilliant Management, LP ("Trilliant

8. Related-Party Transactions (Continued)

Management"), pursuant to the terms of the management agreement entered into in May 2010 (the "Management Agreement"). Trilliant Management is controlled by its general partner, Trilliant Gaming Nevada Inc. ("Trilliant Gaming"), which is owned by each of Mr. Alex Yemenidjian, our Chairman of the Board, Chief Executive Officer and President, Mr. Timothy Duncanson, a director of the Company; and Mr. Gerald Schwartz, the Chairman and controlling stockholder of Onex Corporation. Together Messrs. Yemenidjian, Duncanson and Schwartz own 100% of the outstanding voting securities of Trilliant Gaming. The only other outstanding capital stock of Trilliant Gaming is one non-voting preferred share held by Mr. Yemenidjian, which share had a subscription price of $10,000 and upon a liquidation of Trilliant Gaming is entitled to receive the subscription price plus any accrued and unpaid dividends (dividends accrue at the rate of 8% per annum). This one non-voting preferred share represents a de minimus ownership interest in and has no effect on the control of Trilliant Gaming. A stockholder agreement between Messrs. Yemenidjian, Duncanson and Schwartz sets forth the rights of each of them with respect to control of Trilliant Gaming and, in turn, our securities owned by the Onex Armenco Gaming Entities. The Onex Armenco Gaming Entities were formed by entities affiliated with Onex Corporation.

The Management Agreement provides for Trilliant Management to assist us in the management and operation of Tropicana Las Vegas beginning December 1, 2010 and terminating on November 30, 2020. For each fiscal year or portion thereof during the term of the Management Agreement, we will pay Trilliant Management a fee equal to the sum of 2% of all revenue from the operation of Tropicana Las Vegas (the "Revenue Fee") and 5% of EBITDA after reduction of the Revenue Fee (each as defined). We incurred approximately $1.7 million and $0.1 million in expense related to the Management Agreement for the years ended December 31, 2011 and 2010, respectively.

Consulting Agreement

In September 2011, we entered into a consulting agreement with Michael Ribero ("Mr. Ribero"), an independent director of our Company, to provide consulting services to us in connection with potential marketing initiatives of the Company. The Agreement, which had a term from September 1 to December 31, 2011, provided for Mr. Ribero to receive $12,500 per month, plus performance bonuses at our discretion, and reimbursement of all reasonable business expenses incurred on behalf of the Company. Mr. Ribero held the title of Strategic Advisor, Office of the Chairman.

Support Services (Predecessor)

Wimar Tahoe Corporation "Wimar", a company related by common ownership to the Predecessor provided various support services such as purchasing, internal audit, human resources and advertising through September 2008 which were charged to the Predecessor. In addition, Columbia Sussex Corporation ("CSC"), a company related by common ownership to the Predecessor, provided, until April 30, 2009, various administrative and accounting services such as accounts payable, cash management and payroll to the Predecessor under a series of administrative services agreements. The Predecessor also participated in general liability, workers' compensation, property and health insurance programs facilitated by CSC. The operations of the Predecessor were separate and apart from Wimar and CSC. Any costs incurred by Wimar or CSC for the benefit of or related to the Predecessor's operations were charged to the Predecessor. Effective April 30, 2009, the Predecessor terminated the administrative services agreements with CSC in anticipation of the Bankruptcy Plan as discussed in Note 3—Fresh-Start Reporting. Expenses related to these shared and administrative services totaled approximately $85,000 for the Predecessor Period. Pursuant to the Bankruptcy Plan, the pre-petition liabilities were discharged as of the Effective Date.

9. Commitments and Contingencies

Leases

We lease certain equipment used in our operations under operating lease arrangements. Future minimum lease payments required under non-cancelable operating leases are as follows (in thousands):

Years ending December 31:
2012	$43
2013	32
2014	6
2015	—
Thereafter	—

Total	$81

Rent expense on our operating leases totaled approximately $83,000, $40,000, $0.1 million, and $44,000 for the year ended December 31, 2011 and 2010, the Successor Period, and the Predecessor Period, respectively, and is inclusive of any usage related fees.

In January 2012, we entered into a lease agreement with JVLV, Inc. (the lessee), successor to Murder, Inc. LLC, whereby we will lease out the 25,000-square-foot space used for the Mob Attraction. The commencement of the lease was contingent on the release of liens placed on us.

Litigation

Pursuant to the Bankruptcy Plan, we assumed certain obligations and liabilities of the Predecessor, particularly liabilities in respect of post-bankruptcy petition administrative expenses. To date we have paid (or agreed to pay) approximately $2.5 million in allowed priority and cure claims and in non-professional fee administrative expenses and, with the exception of five disputed administrative/priority claims in the aggregate asserted amount of approximately $1.3 million, we do not anticipate any material additions to such claims or expenses. We have not yet paid the $400,000 to be distributed to the Predecessors unsecured creditors in satisfaction of their unsecured claims. Professionals employed at the expense of the bankruptcy estates of the Predecessor and other debtors have filed applications for allowance of approximately $13.0 million in professional fees and expenses against the Predecessor. We dispute and have objected to many of those applications in advance of hearings before Bankruptcy Court, the first of which occurred on May 11, 2011, and addressed issues of allocation of fees and expenses between the Predecessor and TEH. Following the May 11, 2011 hearing, the Bankruptcy Court requested post-hearing submissions from the parties, which were filed on June 30, 2011. There has been no ruling on these since that time. A second hearing on all other issues subject to the objections will occur approximately eight (8) weeks after the resolution of the allocation issues submitted to the Bankruptcy Court at the hearing that occurred on May 11, 2011. We believe that our liability in respect of such claimed professional fees and expenses will be materially less than the amounts requested, but we can give no assurance in this regard. In addition, the Company has taken the position that, pursuant to the Bankruptcy Plan, it is responsible only for the Predecessor's appropriate allocation of professional fees and expenses that were unpaid at the time of confirmation of the Bankruptcy Plan, which would be an amount less than the amount of fees and expenses that the Company's objections concede should be allocated to the Predecessor. TEH, on the other hand, has asserted that the Predecessor should be responsible for payment of the entire amount of fees and expenses ultimately allocated to the Predecessor, an amount that TEH asserts should be 50% of the entire amounts requested. TEH, the former ultimate owner of Tropicana Las Vegas, also has asserted a claim of approximately $520,000 for management fees and an unliquidated contingent claim relating to alleged workers' compensation liabilities. We dispute a portion of the claimed management fee and

9. Commitments and Contingencies (Continued)

currently are in discussions with TEH regarding a resolution. We dispute the claim in respect of workers' compensation liabilities in its entirety. However, no assurance can be given that the claims asserted will be ultimately disallowed or will not have a material adverse impact on us.

On November 9, 2011, the Company entered into the First Amendment to the Trademark Security Agreement ("First TSA Amendment") amending the Trademark Security Agreement (dated as of May 14, 2010) was executed in connection with the Loan Agreement dated as of March 17, 2010 between the Company, as borrower, and Wells Fargo Bank, National Association, as the administrative agent for the lenders. Among other things, the First Amendment provides our lenders with a lien and security interest, as created by the Trademark Security Agreement, in the Company's trademark registrations.

We are the lessor under a lease dated as of June 7, 2010 (the "Lease"), with Murder, Inc., LLC, as Tenant, and Eagle Group, as guarantor, respecting use and operation of the "Mob Experience" exhibit operating in exhibition space at the Tropicana Las Vegas. On or about July 13, 2011, M.J. Dean Construction, Inc. (the "Contractor"), recorded a Notice of Lien on property owned by the Company, claiming $4,640,732 in unpaid amounts for work performed on the property at the direction of the Tenant. On October 4, 2011, the Contractor recorded an Amended Notice of Lien, making the same claim. In addition, various subcontractors hired by the Contractor have recorded notices of liens in the aggregate amount of $2,215,116 on property owned by the Company. We believe that such notices are duplicative of the notices filed by the Contractor. Three of the subcontractors have filed suit seeking to enforce their liens in the aggregate amount of $1,058,689. We are aware that these liens constitute an event of default under our Loan Agreement and have entered into the Second Amendment and Waiver, as previously mentioned, whereby the Company had until February 18, 2012 to have such liens released, insured over or bonded.

As a result of the imposition of those mechanics' liens and other breaches under the Lease, the Tenant is in default under the Lease. We have engaged in negotiations with the Tenant, the Contractor and a third-party investor of the Tenant regarding that default and the possibility of a consensual restructuring of the Tenant's financial affairs. Those negotiations resulted in an agreement in principle pursuant to which the Tenant would commence bankruptcy proceedings and seek confirmation of a plan of reorganization that would provide, among other things, for the release and removal of the mechanics liens, modification of the Lease, and our agreement to defer collection of rent under the Lease during the pendency of the Tenant's bankruptcy case.

In order to effectuate such restructuring, on October 17, 2011, the Tenant filed a petition for relief under chapter 11 of the Bankruptcy Code, thereby commencing the reorganization case styled In re Murder, Inc., LLC, which is pending before the United States Bankruptcy Court for the District of Nevada, Las Vegas Division (the "Nevada Bankruptcy Court"), as Case No. 11-26317-BAM. On January 19, 2012, the Nevada Bankruptcy Court entered an order confirming the Tenant's plan of reorganization, which implements the consensual restructuring described in the preceding paragraph.

On or about August 25, 2011, Eagle Group and other individuals and an entity affiliated with it filed against the Company, in the Nevada District Court for Clark County, Nevada, a third-party complaint in an action entitled Vion Operations LLC, et. al. v. Jay L. Bloom, et al., Case No. A-11-646131-C. That third-party complaint asserted a claim for breach of the Lease and related claims for breach of the implied covenant of good faith and fair dealing and for contribution. We dispute any liability for such claims and, on or about September 20, 2011, the third-party plaintiffs dismissed their complaint, without prejudice, against the Company. Because such dismissal was without prejudice, it is possible that the claims will be asserted again in the future, in which case it is anticipated that we would deny all liability.

9. Commitments and Contingencies (Continued)

On February 6, 2012 the Company received releases for all mechanics' liens that had been placed on the property owned by the Company by the Contractor and various subcontractors.

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

10. Stockholders' Equity

Common Stock

We are authorized to issue up to 15,000,000 shares of our Class A Common of which 4,579,151 shares were outstanding as of December 31, 2011. We are authorized to issue up to 5,182,808 shares of our Class B Common and no shares were issued as of December 31, 2011. Except as otherwise provided by our articles of incorporation or Nevada law, each holder of the Class A Common is entitled to one vote, in person or by proxy, for each share standing in such holder's name on our stock transfer records. To the fullest extent permitted by law, holders of Class B Common shall not be entitled to vote on any matter submitted to a vote of our stockholders. Each share of Class A Common is convertible into a share of Class B Common, in each case as adjusted for any stock dividends, splits, combinations, recapitalizations, reclassifications and similar events. Each share of Class B Common is convertible into a share of Class A Common, in each case as adjusted for any stock dividends, splits, combinations, recapitalizations, reclassifications and similar events, provided that such conversion is in compliance with, and such holder has, all necessary approvals and licenses under all applicable gaming laws.

Holders of shares of common stock are entitled to receive dividends only when, as and if approved by our board of directors from funds legally available for the payment of dividends, after payment of dividends on our outstanding series of preferred stock. Our stockholders are entitled to share ratably in the assets legally available for distribution to our stockholders in the event of our liquidation, dissolution or winding up, voluntarily or involuntarily, after payment of, or adequate provision for, all of our known debts and liabilities and of any preferences of the Class A Preferred, Class A Series 2 Preferred, Class A Series 3 Preferred, or any other series of our preferred stock that may be outstanding in the future. These rights are subject to the preferential rights of any other series of our preferred stock that may then be subject to compliance with the stockholders' agreement, dated July 1, 2009 (the "Stockholders' Agreement") and applicable federal and state securities laws, including the Nevada Gaming Control Act, and our common stock may be transferred without any restrictions or limitations.

Pursuant to the Bankruptcy Plan, we issued a warrant to purchase up to 664,122 shares of our Class B Common to TEH (the "TE Warrant"). As of December 31, 2011, the TE Warrant is outstanding. The TE Warrant is exercisable by TEH at any time on or prior to the earlier of (i) 5:00 p.m., New York City time, on July 1, 2013, or (ii) a date on which we sell, lease, transfer or otherwise dispose of

10. Stockholders' Equity (Continued)

substantially all of our property, assets or business, another person or entity acquires all or substantially all of our shares of common stock or we consolidate with or merge with or into another person or entity or enter into a business combination with another person. The exercise price per share for the TE Warrant is equal to (a) $66,412,373 plus interest accrued from and after July 1, 2009 at the rate of 15% per annum, compounded annually, divided by (b) 664,122. As of December 31, 2011, the exercise price of the TE Warrant was $137.52. In order to exercise the TE Warrant, TEH is required to become a party to the Stockholders' Agreement. Based on the valuation models used and related assumptions, no value was ascribed to the TE Warrant in the accompanying unaudited condensed consolidated financial statements.

Preferred Stock

We are authorized to issue up to 750,000 shares of our Class A Preferred, 545,702 shares of our Class A Series 2 Convertible Participating Preferred Stock ("Class A Series 2 Preferred", collectively with Class A Preferred, "Existing Preferred"), and 350,000 shares of our Class A Series 3 Convertible Participating Preferred Stock, $0.01 par value per share, "Class A Series 3 Preferred", collectively with Existing Preferred, "Preferred Stock") of which 750,000 shares, 545,585 shares and 350,000 shares of Class A Preferred, Class A Series 2 Preferred, and Class A Series 3 Preferred, respectively, were outstanding at December 31, 2011.

In April 2010, we consummated a $50.0 million rights offering, pursuant to which we issued and sold 500,000 shares of our Class A Series 2 Preferred to certain of our stockholders. As part of this rights offering, we also issued an additional 40,000 shares of Class A Common to purchasers in the rights offering who provided a "backstop" to the offering (i.e., purchasing the shares of Class A Series 2 Preferred that were unsubscribed for by the other stockholders to ensure that we could raise the full $50.0 million from the rights offering). Further, we issued an additional 45,585 shares of Class A Series 2 Preferred to the lead arranger and administrative agent of the Loan Agreement as consideration for providing the Term Loan and Revolver. See Note 7—Debt.

In May 2011, we consummated a $35.0 million rights offering, pursuant to which we issued and sold 350,000 shares of our Class A Series 3 Preferred to certain of our stockholders. The Class A Series 3 Preferred has the same terms as our Existing Preferred, except that the initial conversion price of the Class A Series 3 Preferred is $15 per share rather than the $25 per share of the Existing Preferred. As part of the rights offering, we issued an additional 46,666 shares of our Class A Common to purchasers in the rights offering who provided a "backstop" to the offering (i.e., purchasing the shares of Class A Series 3 Preferred that were unsubscribed for by the other stockholders to ensure that we could raise the full $35.0 million from the rights offering). The proceeds from the Class A Series 3 Preferred are being used for general corporate purposes, including funding of our ongoing capital improvement project.

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

Dividends on the Preferred Stock are payable semi-annually in arrears, when, as and if authorized and declared by our board of directors out of legally available funds, on a cumulative basis on the $100 per share original purchase price plus the amount of cumulated and unpaid dividends for any prior dividend periods. Dividends on the Preferred Stock are calculated at a rate of 12.5% per annum and

10. Stockholders' Equity (Continued)

are payable semi-annually in arrears, commencing in February 2010 for the Class A Preferred, October 2010 for the Class A Series 2 Preferred and August 2011 for the Class A Series 3 Preferred. Each dividend will be payable to holders of record as they appear on our stock register on the applicable record date, which will be the 15th calendar day immediately preceding the related dividend payment date (whether or not a business day), or such other record date determined by our board of directors that is not more than 60 nor less than 10 days prior to the related dividend payment date. Each period from and including a dividend payment date (or the date of the issuance of the Preferred Stock) to but excluding the following dividend payment date is referred to as a "dividend period." Dividends payable for each dividend period are computed on the basis of a 360-day year consisting of 12 30-day months. Any payment of a dividend will first be credited against the earliest cumulated but unpaid dividend due with respect to such share that remains payable.

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

We are not obligated to pay holders of the Preferred Stock any dividend in excess of the dividends on the Preferred Stock that are payable as described above. There is no sinking fund with respect to dividends on the Preferred Stock. So long as the Preferred Stock remains outstanding, we may not declare or pay a dividend or other distribution on our common stock or any other shares that rank junior to the Preferred Stock (other than dividends payable solely in common stock), and we generally may not directly or indirectly purchase, redeem or otherwise acquire any shares of common stock unless all accrued and unpaid dividends on the Preferred Stock for all past dividend periods are paid in full. As of December 31, 2011, we had approximately $40.6 million in unrecorded dividend liability.

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

11. Share-Based Compensation

In September 2010, our board of directors approved, and we adopted, the 2010 Non-Employee Director Restricted Stock Plan (the "2010 Plan") which provided for the grant of restricted stock to non-employee directors. During the year ended December 31, 2010, 8,000 restricted stock awards were granted with a weighted average grant date fair value of $4.89, of which 2,000 vested immediately and the remaining vest equally over 3 years. In September 2011, our board of directors approved, and we adopted, the 2011 Non-Employee Director Restricted Stock Plan (the "2011 Plan") which provided for the grant of restricted stock to non-employee directors. In September 2011, we granted 4,000 restricted stock awards, of which 1,000 vested immediately and the remaining vest equally over 3 years.

We determined the fair value associated with the units from the 2010 Plan and the 2011 Plan taking into account our estimated enterprise value, expected term of the units at 1.0 year, expected volatility based on expected volatility of equity instruments of comparable companies at 53.9% and a risk free rate of 0.3%. The estimated fair value of the units will be recognized in expense on a straight-line basis over the requisite service periods of the awards.

We account for share-based awards exchanged for services in accordance with the authoritative accounting guidance for share-based payments. Under the guidance, share-based compensation expense is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense, net of estimated forfeitures, on a straight-line basis over the requisite service period of the award. For the years ended December 31, 2011 and 2010, we had unearned, share-based compensation expense of approximately $28,000 and $24,000, respectively, which was included in general and administrative expenses on the accompanying consolidated statements of operations.

12. Loss Per Share

Basic loss per share includes no dilution and is calculated by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding during each period. Diluted loss per share reflects the potential dilution of securities that could share in the earnings or losses of the entity. Due to the net loss in all periods presented, the calculation of diluted per share amounts would create an anti-dilutive result and therefore is not presented. Due to the net loss for the year ended December 31, 2011 and 2010 and the Successor Period, all potential common shares of 8.5 million, 5.8 million and 3.0 million, respectively, were anti-dilutive, and therefore were not included in the computation of diluted earnings per share. As a result, basic EPS is equal to diluted EPS for the year ended December 31, 2011 and 2010 and the Successor Period.

13. Employee Benefit Plans

Multi-employer pension plan

We contribute to multi-employer defined benefit pension plans (collectively, "the Plans") for certain of our union employees under the terms of the applicable bargaining agreements. Risks of participating in a multi-employer plan differs from single-employer plans for the following reasons: (1) assets contributed to a multi-employer plan by one employer may be used to provide benefits to employees of other participating employers; (2) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers; and (3) if a participating employer stops participating, it may be required to pay those plans an amount based on

13. Employee Benefit Plans (Continued)

the underfunded status of the plan, referred to as a withdrawal liability. The table below includes information on each of our multi-employer defined pension plans:

							Company Contributions (in thousands)
				Pension Protection Act Zone Status		Funding Improvement Plan (FP)/ Rehabilitation Plan (RP) Pending/Implemented (Yes or No)
							Year Ended December 31, 2011	Year Ended December 31, 2010	Six Months Ended December 31, 2009
Pension Plan Legal Name	Plan Number	Employer Identification Number	Expiration Date	Plan Year 2010	Plan Year 2009
Southern Nevada Culinary Workers and Bartenders Pension Plan Trust	001	88-0298779	5/31/12	Green	Green	No	804	433	419
Nevada Resort Association—I.A.T.S.E. Local 720 Pension Trust	001	51-0144767	5/31/12	Red	Green	Implemented RP	87	88	62
Western Conference of Teamsters Pension Trust	001	91-0681009	3/31/13	Green	Green	No	429	394	206
Central Pension Fund of the International Union of Operating Engineers and Participating Employers	001	36-6052390	5/31/11	Green	Yellow	No	250	327	168
Southwest Carpenters Joint Trust Fund	001	95-6042875	7/31/11	Green	Green	No	81	82	41
National Electrical Benefit Fund	001	88-6023284	7/31/11	Green	Green	No	27	32	17
International Painters and Allied Trades Industry Pension Fund	001	88-0060907	5/31/13	Yellow	Yellow	Implemented-FP	31	25	25

Total Contributions							1,709	1,381	938

Retirement Plans

We have a defined contribution plan that covers substantially all employees who are not covered by a collective bargaining agreement. The plan allows employees, at their discretion, to make contributions of their before-tax earnings to the plan up to an annual maximum amount. We currently make no matching contributions. Contributions to these plans for the Predecessor Period were approximately $50,000.

14. Income Taxes

The Predecessor's operating results have been included in consolidated federal, state and local income tax returns filed by TEH. The tax payments, if any, related to the returns were paid by TEH. However, the income tax expense reflected in the Predecessor consolidated statement of operations and deferred tax assets and liabilities reflected in the Predecessor's consolidated balance sheet have been prepared as if these amounts were computed on a separate return basis.

The income tax expense and deferred income taxes recorded in the accompanying Predecessor consolidated financial statements may not necessarily reflect the income tax expense or deferred income taxes of the Predecessor had it been a separate stand-alone company during the Predecessor Period.

The Company's benefit for income taxes consists of the following (in thousands):

	Successor		Successor	Predecessor
	Year Ended December 31, 2011	Year Ended December 31, 2010	Six Months Ended December 31, 2009	Six Months Ended June 30, 2009
Current	$—	$—	$—	$—
Deferred	—	—	—	(129,452)

Total income taxes	$—	$—	$—	$(129,452)

14. Income Taxes (Continued)

The income tax provision differs from that computed at the federal statutory corporate tax rate as follows:

	Successor		Successor	Predecessor
	Year Ended December 31, 2011	Year Ended December 31, 2010	Six Months Ended December 31, 2009	Six Months Ended June 30, 2009
Federal statutory rate	34.0%	34.0%	34.0%	35.0%
Valuation allowance, net	(34.0)	(34.3)	(34.0)	(5.4)
Other	—	0.3	—	—

Effective tax rate	—%	—%	—%	29.6%

The tax effects of significant temporary differences representing net deferred tax assets and liabilities consist of the following (in thousands):

	Successor
	December 31,
	2011	2010
Deferred tax assets:
Allowance for doubtful accounts	$173	$47
Accrued compensation	293	334
Accrued management fee	1,178	597
Property and equipment	—	1,587
Trademark	565	590
Other	416	193
General business credits	318	278
Net operating loss carryforwards	44,263	18,701
Less: valuation allowance	(37,641)	(21,470)

Total deferred tax assets	9,565	857

Deferred tax liabilities:
Prepaid expenses	(774)	(857)
Property and equipment	(8,791)	—

Total deferred tax liabilities	(9,565)	(857)

Net	$—	$—

Our federal net operating loss carryforwards in the amount of $130.2 million at December 31, 2011, $55.0 million at December 31, 2010 and $17.9 million at December 31, 2009 will begin to expire in tax years beginning after 2029. Our general business credits in the amount of $0.3 million at December 31, 2011, $0.3 million at December 31, 2010 and $0.1 million at December 31, 2009 will begin to expire in tax years beginning after 2029.

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. We assess the realizability of deferred tax assets on a quarterly basis and concluded that it is not more likely than not

14. Income Taxes (Continued)

to recognize certain deferred tax assets. As a result, a valuation allowance was recorded against deferred tax assets.

We file a federal income tax return in the United States that is subject to examination by the Internal Revenue Service. The 2009 and 2010 federal income tax returns reported a net operating loss and we anticipate a net operating loss on our 2011 federal income tax return. The statute of limitations for tax years that result in a net operating loss is determined by reference to the tax year in which the loss is utilized.

The Company follows accounting standards for accounting for uncertain tax positions. This standard requires that tax positions be assessed using a two-step process. A tax position is recognized if it meets a "more-likely-than-not" threshold, and is measured at the largest amount of benefit that is greater than 50% likely of being realized. Uncertain tax positions must be reviewed at each balance sheet date. It is the policy of the Company to recognize penalties and interest related to unrecognized tax benefits in the provision for income taxes. As of December 31, 2011 and 2010, the Company has not recorded a reserve for uncertain tax positions or penalties and interest. We do not anticipate a significant change to the reserve for uncertain tax positions in the next 12 months.

15. Quarterly Financial Information (Unaudited)

	Year Ended December 31, 2011				Year Ended December 31, 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$16,663	$24,420	$24,069	$20,272	$13,053	$13,813	$13,094	$14,224
Operating loss	(9,037)	(9,367)	(10,798)	(10,047)	(9,897)	(10,814)	(10,813)	(11,369)
Net loss	(9,067)	(9,401)	(10,830)	(11,039)	(9,892)	(11,215)	(11,284)	(11,429)
Basic and diluted loss per share	$(2.00)	$(2.06)	$(2.37)	$(2.41)	$(2.20)	$(2.48)	$(2.49)	$(2.53)