Form 10-Q
period 2012-03-31
Tropicana Las Vegas Hotel & Casino, Inc.
filed 2012-05-07
CIK 1479046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

As of April 30, 2012 there were 4,579,151 shares outstanding of the registrant’s Class A Common Stock, $0.01 par value and no shares outstanding of the registrant’s Class B Common Stock, $0.01 par value.  The issued and outstanding equity securities of the registrant are not publicly traded.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	March 31,
	2012	December 31,
	(Unaudited)	2011

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,955	$12,166
Restricted cash	7,875	8,518
Receivables, net	3,881	2,839
Inventories	897	1,007
Prepaid expenses and other current assets	2,166	2,250
Total current assets	23,774	26,780
Property and equipment, net	340,325	342,462
Other assets, net	4,183	4,623
TOTAL ASSETS	$368,282	$373,865

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$235	$236
Accounts payable	9,835	8,927
Construction payable	52	71
Accrued payroll and related	4,806	4,297
Accrued gaming and related	2,036	1,848
Accrued management fees	3,929	3,463
Other accrued expenses and current liabilities	3,280	2,830
Total current liabilities	24,173	21,672
Long-term debt, less current portion	60,450	60,509
Other long-term liabilities	231	240
Total liabilities	84,854	82,421

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS’ EQUITY:
Class A preferred stock, $0.01 par value, 750,000 shares authorized, issued and outstanding	8	8
Class A series 2 convertible participating preferred stock, $0.01 par value, 545,702 shares authorized, shares issued and outstanding 2012 and 2011: 545,585	5	5
Class A series 3 convertible participating preferred stock, $0.01 par value, 350,000 shares authorized, shares issued and outstanding 2012 and 2011: 350,000	3	3
Class A common stock, $0.01 par value, 15,000,000 shares authorized, shares issued and outstanding 2012 and 2011: 4,579,151	46	46
Class B common stock, $0.01 par value, 5,182,808 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	394,530	394,527
Accumulated deficit	(111,164)	(103,145)
Total stockholders’ equity	283,428	291,444
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$368,282	$373,865

The accompanying notes are an integral part of these condensed consolidated financial statements.

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2012	2011

REVENUES:
Casino	$10,145	$7,323
Room	8,624	6,410
Food and beverage	6,292	3,976
Other	1,117	739
Gross revenues	26,178	18,448
Less: promotional allowances	(2,895)	(1,785)
Net revenues	23,283	16,663

OPERATING EXPENSES:
Casino	7,398	4,968
Room	4,372	3,675
Food and beverage	5,374	4,054
Other	1,161	779
Selling, general and administrative	4,690	5,289
Maintenance and utilities	2,665	2,682
Depreciation and amortization	4,641	3,791
Preopening	—	464
Loss on asset disposals, net	—	(2)
Total operating expenses	30,301	25,700

OPERATING LOSS	(7,018)	(9,037)

Interest income	2	2
Interest expense	(1,003)	(32)
Total other (expense) income	(1,001)	(30)

NET LOSS	(8,019)	(9,067)

Other comprehensive loss	—	—
COMPREHENSIVE LOSS	$(8,019)	$(9,067)

NET LOSS PER COMMON SHARE — BASIC AND DILUTED	$(1.75)	$(2.00)

Weighted average common shares outstanding:
Basic	4,579	4,529
Diluted	n/a	n/a

The accompanying notes are an integral part of these condensed consolidated financial statements.

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Three Months Ended
	March 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,019)	$(9,067)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,641	3,791
Share-based compensation	3	2
Amortization of debt issuance costs	343	340
(Gain) loss on disposition of assets	—	(2)
Changes in operating assets and liabilities
Restricted cash	643	425
Receivables, net	(1,042)	(1,061)
Inventories, prepaid expenses and other assets	194	(489)
Other assets	87	(97)
Accounts payable, accrued expenses and other current liabilities	2,512	2,592
Net cash used in operating activities	(638)	(3,566)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,496)	(17,560)
Change in construction payable	(19)	4,219
Proceeds from sale of property and equipment	—	4
Net cash used in investing activities	(2,515)	(13,337)

CASH FLOWS FROM FINANCING ACTIVITES:
Borrowings under loan agreement	—	15,500
Principal payments on capital leases	(60)	(434)
Debt issuance costs	2	(50)
Net cash (used in) provided by financing activities	(58)	15,016

Net decrease in cash and cash equivalents	(3,211)	(1,887)
Cash and cash equivalents, beginning of period	12,166	9,981
Cash and cash equivalents, end of period	$8,955	$8,094

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amount capitalized $0 and $0.4 million, respectively	$652	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Nature of Business

Tropicana Las Vegas Hotel and Casino, Inc., is a Delaware corporation formed in June 2009 for the primary purpose of owning and operating Tropicana Las Vegas Holdings, LLC (“Tropicana Las Vegas”) and its subsidiaries. Tropicana Las Vegas offers casino gaming, hotel accommodations, dining, entertainment, retail shopping and other resort amenities. Tropicana Las Vegas is conveniently located on 34 acres at the corner of Tropicana Avenue and Las Vegas Boulevard on the Las Vegas Strip. Our property currently offers 1,375 remodeled hotel rooms and suites, a 50,000 square foot casino floor, three restaurants, three casual dining venues, several lounges, two entertainment venues, more than 60,000 square feet of flexible convention and meeting space and third party leases related to our nightclub and beach club, state of the art spa and fitness facility, race and sports book, and retail space.

As a casino-based company, our operating results are highly dependent on a number of factors including the state of the United States economy, the amount of discretionary consumer and corporate spending in Las Vegas and the level of competition in the Las Vegas casino market.  We have been operating at a loss with negative cash flow since we commenced operations on July 1, 2009.  Our primary sources of liquidity are now comprised of cash flows from operations.  We believe that our existing cash balance and cash flows from operations will be adequate to meet our financial and operating obligations in 2012. We currently do not have any availability for future borrowings under our Loan Agreement, and are closely monitoring and managing our cash position given the current economic environment. If our sources of capital are inadequate to fund our long-term liquidity requirements, including our need to service our existing debt obligations as they come due, we will attempt to procure additional financing, including debt financing or additional equity financing, to fund our operations, capital expenditures and debt service requirements.  We can provide no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available in amounts sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.

References herein to “we,” “us,” “our,” “management” or “Company” refer to Tropicana Las Vegas Hotel and Casino, Inc. unless the context specifically requires otherwise.

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnote disclosures required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for fair presentation of the results for the interim periods were included. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire year.

The condensed consolidated balance sheet as of December 31, 2011 was derived from our audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates used by the Company include estimated useful lives for depreciable and amortizable assets, certain accrued liabilities and the estimated allowances for receivables, customer loyalty program liability, and self insurance reserves. Actual results may differ from those estimates.

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications

Certain reclassifications were made to the condensed consolidated financial statements for the three months ended March 31, 2011 in order to conform to the March 31, 2012 presentation. These reclassifications had no effect on the net loss previously reported.

Fair Value Measurement

The fair values of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate carrying values due to the short maturity of these items.

Fair value is defined in the authoritative guidance as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance also establishes a framework for measuring fair value and expands disclosures about fair value measurements. The fair value framework requires the categorization of assets and liabilities into three levels based upon assumptions (inputs) used to price the assets and liabilities. Level 1 provides the most reliable measure of fair value, whereas, Level 3 generally requires significant management judgment. The three levels are defined as follows: Level 1: quoted market prices in active markets for identical assets or liabilities; Level 2: observable market-based inputs or unobservable inputs that are corroborated by market data and Level 3: unobservable inputs that are not corroborated by market data. As of March 31, 2012, the Company had no assets or liabilities measured at fair value on a recurring basis.

3. Recent Accounting Pronouncements

In September 2011, accounting guidance was updated regarding the disclosure about an employer’s participation in a multi-employer plan. The guidance was issued in response to concerns raised by financial statement users that companies participating in multi-employer plans have not had to disclose sufficient information about their obligations to these plans. The amendments require companies participating in multi-employer pension plans to disclose more information about (i) the multi-employer plan(s), (ii) the employer’s level of participation in the multi-employer plan(s), (iii) the financial health of the plan(s), and (iv) the nature of the employer commitments to the plan. The guidance does not change the accounting for an employer’s participation in a multi-employer plan. The amendments are effective for annual periods for fiscal years ending after December 15, 2011. The Company adopted the guidance as of December 31, 2011, which did not have a material impact on our consolidated financial statements.

In June 2011, the Financial Accounting Standard Board (“FASB”) issued an update to Accounting Standards Codification (“ASC”) No. 220, Presentation of Comprehensive Income, which eliminates the option to present other comprehensive income and its components in the statement of stockholders’ equity. The Company could elect to present the items of net income and other comprehensive income in a single continuous statement of comprehensive income or in two separate, but consecutive statements. The provisions of ASC No. 220 were adopted by the Company in the first quarter of 2012, which is the period it became effective for the Company. The Company elected to present the items of net income and comprehensive income in one single continuous statement for this interim presentation. See the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income.

In May 2011, the FASB issued amendments to existing fair value measurement guidance in order to achieve common requirements for measuring fair value and disclosures in accordance with GAAP and International Financial Reporting Standards. The guidance clarifies how a principal market is determined, addresses the fair value measurement of instruments with offsetting market or counterparty credit risks, addresses the concept of valuation premise and highest and best use, extends the prohibition on blockage factors to all three levels of the fair value hierarchy and requires additional disclosures. The amendments are to be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011. The Company adopted the guidance as of January 1, 2012, which did not have a material impact on our consolidated financial statements.

A variety of proposed or otherwise potential accounting standards are currently under consideration by standard-setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed standards, we have not yet determined the effect, if any, that the implementation of such proposed standards would have on our financial statements.

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. Property and Equipment, net

Property and equipment, net consists of the following (in thousands):

	March 31, 2012 (Unaudited)	December 31, 2011

Land and improvements	$205,293	$204,987
Building and improvements	111,443	111,339
Furniture, fixtures and equipment	52,675	51,888
Construction in progress	3,295	1,996
	372,706	370,210
Less: accumulated depreciation and amortization	(32,381)	(27,748)
Property and equipment, net	$340,325	$342,462

Interest associated with major construction projects is capitalized as part of the cost of the constructed assets. When no specific debt is incurred for a project, interest is capitalized on cash expenditures for the project using our weighted average cost of borrowings. Capitalization of interest ceases when the project is substantially complete or development activity is suspended for more than a brief period. Capitalized interest and debt issuance costs for the three months ended March 31, 2012 and 2011 was $0.0 and $0.8 million, respectively.

5. Debt

Long-term debt consists of the following (in thousands):

	March 31, 2012 (Unaudited)	December 31, 2011

Revolver, $50 million limit, due March 2014, interest at 4%	$49,601	$49,601
Term Loan, $10 million limit, due March 2014, interest at 6%	10,000	10,000
Other long-term debt	1,084	1,144
	60,685	60,745
Less current portion	(235)	(236)
Total long-term debt, net	$60,450	$60,509

Loan Agreement

We entered into a $60.0 million loan agreement (the “Loan Agreement”) dated March 10, 2010 (as amended by the First Amendment dated April 26, 2011 and as further amended by the Second Amendment dated August 26, 2011). The Loan Agreement is comprised of a $50.0 million revolving credit facility (the “Revolver”) and a $10.0 million delayed draw term loan (the “Term Loan”). The Revolver bears interest at 4% per annum. The fee for any unfunded portion of the Revolver is 0.75%. Proceeds from the Revolver were used to finance capital improvement projects and other general corporate purposes. Proceeds from the Term Loan were used to finance the construction and build-out of our nightclub and related amenities as part of our capital improvement project. The Term Loan bears interest at 6% per annum and requires equal monthly installments beginning on January 31, 2013, and on the last business day of each calendar month thereafter. Each installment of principal shall be in an amount sufficient to fully amortize the outstanding principal balance of the Term Loan by the stated maturity date. The fee for any undrawn portion of the Term Loan is 1.00%.

Substantially all the assets of Tropicana Las Vegas are pledged as collateral under the Loan Agreement and priority of liens and security interest were granted to our lenders. Pursuant to the terms of the Loan Agreement, we were required to establish an interest reserve account for payments of quarterly interest.  As of March 31, 2012 and December 31, 2011 the interest reserve account had a balance of $2.9 and $3.5 million respectively. Interest incurred for the three months ended March 31, 2012 and 2011, was $0.6 and $0.4, respectively. Debt issuance costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense over the expected terms of the related debt agreements and are included in other assets, net on our consolidated balance sheets. Amortization of debt issuance costs was approximately $0.3 million and $0.3 million for the three months ended March 31, 2012 and 2011, respectively.

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Loan Agreement contains customary negative covenants and financial covenants. The covenants, among other things, restrict, subject to certain exceptions, our ability to: incur additional indebtedness; create, incur, assume or permit to exist liens on property or assets; make, incur or assume certain investments; engage in mergers or consolidations; sell assets; pay dividends or make distributions; make optional prepayments of certain indebtedness; engage in certain transactions with affiliates; enter into sale-leasebacks transactions; restricts our payments of management fees; and limits capital expenditures to not more than $61.2 million in 2011 and $10.0 million in 2012. As of March 31, 2012, we are in compliance with all of our material covenants following the resolution of the Murder, Inc., LLC (“Murder Inc.”) lien issue as described below.

In June 2010, we leased certain space within our property to Murder Inc. for the development of a theatrical interactive environment, The Las Vegas Mob Experience. In connection with Murder Inc.’s construction of The Las Vegas Mob Experience, the general contractor and certain subcontractors contended that approximately $4.6 million remained due and unpaid and, in 2011, they recorded liens against our property to secure payment thereof. We were aware that these liens constituted an event of default under our Loan Agreement and entered into waivers, whereby we had until February 18, 2012 to have such liens released, insured over or bonded.  On February 6, 2012, we received releases for all mechanics’ liens that were placed on our property by the general contractor and certain subcontractors thereby curing our event of default under the Loan Agreement.

Other Long-Term Debt

We lease certain equipment under capital leases. These agreements are capitalized at the present value of the future minimum lease payments at inception and are included in property and equipment. Under the terms, certain lease agreements are non-interest bearing. As a result, no imputed interest was recorded as it was not material to the financial statements. We have the following capital leases.

In June 2010, we entered into a capital lease for digital marquee signs in the amount of $1.2 million at an interest rate of 6.9%, maturing in July 2015. The agreement requires sixty monthly lease payments of $21,243 that began August 2010 and a residual lease payment of $115,742 to be paid in the final month. For the three months ending March 31, 2012 and 2011, we incurred principal payments of $48,522 and $45,295, respectively.

In June 2010, we entered into a capital lease for six cash kiosks units in the amount of $0.3 million maturing in March 2015. The agreement requires sixty monthly lease payments of approximately $2,300 which began in August 2010 and a residual lease payment of approximately $142,000 to be paid in the final month. For the three months ending March 31, 2012 and 2011, we incurred principal payments of $6,066 and $5,967, respectively.

In May 2009, we entered into a capital lease for digital signage in the amount of $76,246 maturing in May 2012. The agreement requires monthly lease payments of $2,123 that began June 2009.  This lease payment was transferred to a current liability given the termination day. For the three months ending March 31, 2012 and 2011, we incurred principal payments of $6,368 and $6,368, respectively.

6. Related Party Transactions

Armenco Lease

On June 22, 2009, we entered into the Armenco Lease (“Armenco”) in which we leased the real and non-gaming personal property of our hotel and casino, including the restaurants, lounges, retail shops and other related support facilities, and the operation thereof to Armenco until such time as we were able to obtain all governmental registrations, findings of suitability, licenses, qualifications, permits and approvals pursuant to the gaming laws and regulations of the State of Nevada and Clark County liquor and gaming codes necessary for us to own and operate our gaming facility directly, which occurred on December 1, 2010.

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Under the terms of the lease, we were required to pay a fee equal to 2% of net revenues and 5% of EBITDA, each as defined, to be paid to Armenco. Armenco was required to pay rent in the amount of $1.00 per month. We incurred approximately $1.7 million in management fees related to the terminated Armenco Lease.  These fees have yet to be paid and will not accrue interest due to restrictions under the Loan Agreement.

Management Agreement

Effective December 1, 2010, we received the necessary approvals and licenses for us to own and operate our gaming facility directly and as a result, the Armenco Lease was terminated and the operation of our hotel and casino was thereafter managed by Trilliant Management, LP (“Trilliant Management”), pursuant to the terms of the management agreement entered into in May 2010 (the “Management Agreement”). Trilliant Management is controlled by its general partner, Trilliant Gaming Nevada Inc. (“Trilliant Gaming”), which is owned by each of Mr. Alex Yemenidjian, our Chairman of the Board, Chief Executive Officer and President, Mr. Timothy Duncanson, a director of the Company, and Mr. Gerald Schwartz, the Chairman and controlling stockholder of Onex Corporation. Together Messrs. Yemenidjian, Duncanson and Schwartz own 100% of the outstanding voting securities of Trilliant Gaming.

The Management Agreement provides for Trilliant Management to assist us in the management and operation of Tropicana Las Vegas beginning December 1, 2010 and terminating on November 30, 2020. For each fiscal year or portion thereof during the term of the Management Agreement, we will pay Trilliant Management a fee equal to the sum of 2% of all revenue from the operation of Tropicana Las Vegas (the “Revenue Fee”) and 5% of EBITDA after reduction of the Revenue Fee (each as defined). We incurred approximately $0.5 million and $0.3 million in management fees related to the Management Agreement for the three months ended March 31, 2012 and 2011, respectively. As of March 31, 2012, we have $2.2 million recorded as accrued management fees for Trilliant Management and have not accrued interest on these management fees since these fees are subject to restrictions under the Loan Agreement.

For both Armenco and Trilliant Management, the Loan Agreement restricts our payments of management fees until the earlier of a) the date on which the outstanding principal has been repaid in full or b) the date on which EBITDA for the prior 12 month period is equal to or greater than $20.0 million, and upon the condition that no default or event of default is continuing under the Loan Agreement.

Consulting Agreement

On March 21, 2012, the Company entered into a consulting agreement (the “Agreement”) with Mr. Michael Ribero, an independent director of the Company, pursuant to which Mr. Ribero provides consulting services in connection with developing marketing initiatives for the Company.  The Agreement has a retroactive term beginning January 1, 2012 and continuing thereafter until terminated at the Company’s sole discretion.  Mr. Ribero received $12,500 per month for January and February 2012 and will receive $25,000 per month for March 2012 and thereafter.  In addition, Mr. Ribero has the opportunity to receive performance bonuses at the Company’s discretion, and reimbursement of all reasonable business expenses incurred on behalf of the Company.  Mr. Ribero will hold the title of Strategic Advisor, Office of the Chairman. The Company has obtained a limited waiver from the requisite number of stockholders that such consulting agreement will not be taken into account in determining whether Mr. Ribero is independent for purposes of the Company’s governing documents.  For the three months ended March 31, 2012, we paid Mr. Ribero $50,000 for consulting services.

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. Commitments and Contingencies

Letters of Credit

We maintain two irrevocable standby letters of credit.  The first irrevocable standby letter of credit is with the State of Nevada, Division of Insurance.  It acts as a security deposit providing coverage for past, current and future workers’compensation claims/liabilities since the Company is self insured.  This is reviewed annually by the State of Nevada and can be adjusted based on the Company’s prior workers compensation claims experience. The outstanding balance is currently $364,000 and automatically renews on an annual basis.  The second irrevocable standby letter of credit is with Starbucks Coffee Company for $35,000.  This is to ensure performance of the Company’s obligations to Starbucks for the term of the ten year licensing agreement which was effective on December 14, 2010.

Self-Insurance Reserves

We are self-insured up to certain stop loss amounts for employee health coverage for non-union employees as well as worker’s compensation and general liability cost. Insurance claims and reserves include accruals of estimated settlements for known claims as provided by a third party. In estimating these accruals, we consider historical loss experience and make judgments about the expected levels of costs per claim. We believe our estimates of future liability are reasonable based upon our methodology; however, changes in health care costs, accident frequency and severity and other factors could materially affect the estimate for these liabilities. We continually monitor changes in claim type and incident and evaluate the insurance accrual making necessary adjustments based on the evaluation of these qualitative data points.  As of March 31, 2012 and December 31, 2011, the estimated liabilities for unpaid and incurred but not reported claims totaled $1.2 million and $1.0 million, respectively.

Customer Loyalty Program

We provide a customer loyalty program (the “Program”) at our casino, which allows customers to redeem points earned from their gaming activity for slot play, food, beverage, rooms or merchandise. Under the Program, customers are able to accumulate points which may be redeemed in the future, subject to certain limitations and the terms of the Program. We record a liability for the estimated cost of the outstanding points under the Program that we believe will ultimately be redeemed which is calculated based on the total number of points earned, converted to a redemption value based on the average number of points needed to convert to rewards. We estimate the cost and accrue for this expense as the points are earned from gaming play, which is recorded as casino expense.

In 2011, we introduced a new promotion, Even the Odds Program (“Even the Odds”), which allows first-time customers to be reimbursed for their losses up to $200. Under the promotion, a customer’s actual rated slot loss up to $200 is reimbursed in free slot play with 50%, or up to $100, of that loss reimbursed the same day the customer signs up. The remaining 50% is available in free slot play 30 days from the date of original sign up and is valid for one year. Effective April 18, 2012, new players signing up for Even the Odds can redeem the remaining 50% equally on the second and third day of play.  We record a liability for the estimated cost of the reimbursements under Even the Odds based on our estimate of redemption. As of March 31, 2012 and December 31, 2011, the estimated accrual for the costs of anticipated Program and Even the Odds redemption totaled $0.6 million and $0.6 million, respectively.

Bankruptcy Litigation

The Company was formed in June 2009 for the purpose of owning and operating Tropicana Las Vegas Holdings, LLC and its subsidiaries (the “Predecessor”), including the operations of Tropicana Las Vegas Hotel and Casino, LLC (“Tropicana Las Vegas”) in connection with the reorganization of Tropicana Entertainment Holdings, LLC (“TEH”) and certain of its subsidiaries, under Chapter 11 of Title 11 of the United States Code or Bankruptcy Code.

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On May 5, 2008 (the “Petition Date”), TEH together with certain of its subsidiaries, including the Predecessor, filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) for relief, seeking to reorganize their businesses under the provisions of the Bankruptcy Code (the “Chapter 11 Cases”). As TEH and certain of its subsidiaries progressed towards an exit from the Chapter 11 Cases, it was determined that given their capital structures and the claims arising there under, as well as the nature of the business operations, two separate plans were warranted. Accordingly, TEH proposed two separate plans of reorganization, one for the Predecessor (“the Bankruptcy Plan”) and one for TEH’s other gaming properties. The Bankruptcy Plan was confirmed by the Bankruptcy Court on May 5, 2009 and became effective on July 1, 2009 (the “Effective Date”).

Pursuant to the Bankruptcy Plan, among other things, we assumed certain obligations and liabilities of the Predecessor. The following represents the current status of such obligations as well as remaining litigation matters. We assumed to pay $0.4 million in satisfaction of the Predecessor’s unsecured claims.  To date, those unsecured claims have yet to be paid and are recorded as a liability in accounts payable. With regard to allowed priority and cure claims and non-professional fee administrative expenses, we have paid approximately $2.5 million with the exception of five disputed administrative/priority claims in the aggregate asserted amount of approximately $1.3 million. We do not anticipate any material additions to such claims or expenses and given our position we have not recognized any additional liability.

The professionals employed at the expense of the bankruptcy estates of the Predecessor and other debtors have filed applications for allowance of approximately $13.5 million in professional fees and expenses against the Predecessor. We dispute and have objected to many of those applications in advance of hearings before the Bankruptcy Court, the first of which occurred on May 11, 2011, and addressed issues of allocation of fees and expenses between the Predecessor and TEH. Following the May 11, 2011 hearing, the Bankruptcy Court requested post-hearing submissions from the parties, which were filed on June 30, 2011.  A second hearing on all other issues subject to the objections will occur approximately eight (8) weeks after the resolution of the allocation issues submitted to the Bankruptcy Court at the hearing that occurred on May 11, 2011. As of March 31, 2012, the Bankruptcy Court has not yet ruled. We believe that our potential liability in respect to such claimed professional fees and expenses are approximately $3.4 million. Management cannot predict the outcome of these Bankruptcy claims and proceedings, therefore, no assurance can be provided as to the ultimate amount that will be paid. We currently have $5.0 million in restricted funds in connection with the reorganization of the Predecessor for the purpose of satisfying liabilities related to professional services incurred as part of the Chapter 11 Cases.

Wimar Tahoe Corporation (“Wimar”) and Columbia Sussex Corporation (“CSC”) are companies related by common ownership to the Predecessor that provided management services and incurred expenses through September 2008 which were charged to the Predecessor. Both these companies seek administrative expenses and/or priority claims in the aggregate amount of $0.8 million. On July 27, 2011, the Bankruptcy Court rescheduled the summary judgment motions for oral argument to September 27, 2011. However, the Bankruptcy Court has yet to rule. We currently have recorded a liability in the amount of $0.8 million in accounts payable for this claim.

Finally, TEH has asserted two additional claims.  The first claim is for approximately $0.5 million covering management fees and an unliquidated contingent claim relating to alleged workers’ compensation liabilities. We dispute the workers’ compensation liabilities claim in its entirety and a portion of the claimed management fees. Given our position, we have not recorded any liability associated with this claim. With regard to the second claim, TEH has asserted that the Predecessor should be responsible for payment of the entire amount of fees and expenses ultimately allocated to the Predecessor, an amount that TEH asserts should be 50% of the entire amounts requested.  The Company, on the other hand, has taken the position that, pursuant to the Bankruptcy Plan, it is responsible only for the Predecessor’s appropriate allocation of professional fees and expenses that were unpaid at the time of confirmation of the Bankruptcy Plan, which would be an amount less than the amount of fees and expenses that the Company’s objections concede should be allocated to the Predecessor. Given our position, we have not recorded any liability associated with this claim. Management cannot predict the outcome and no assurance can be given that the claims asserted will be ultimately disallowed or will not have a material adverse impact on the Company.

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

8. Stockholders’ Equity and Net Loss Per Share

Changes Stockholders’ Equity

Changes in stockholders’ equity for the three months ended March 31, 2012 were as follows (dollars in thousands, unaudited):

Balance, December 31, 2011	$291,444
Share-based compensation	3
Net loss	(8,019)
Accumulated other comprehensive income and (loss)	—
Balance, March 31, 2012	$283,428

Net Loss per Share

Basic net loss per share includes no dilution and is calculated by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding during each period. Diluted net loss per share reflects the potential dilution of securities that could share in the earnings or losses of the entity. Due to the net loss in all periods presented, the calculation of diluted per share amounts would create an anti-dilutive result and therefore is not presented. Due to the net loss for the three months ended March 31, 2012 and 2011, all potential common shares of 9.8 million and 6.1 million, respectively, were anti-dilutive, and therefore were not included in the computation of diluted earnings per share. As a result, basic EPS is equal to diluted EPS for the three months ended March 31, 2012 and 2011.

Preferred Stock

There was no Class A Preferred stock conversion nor was there any dividend activity. We have not declared and do not anticipate declaring and paying any dividends in the foreseeable future.  As of March 31, 2012, we had approximately $46.7 million in unrecorded dividend liability on 1,645,702 shares of Class A Preferred stock.  Dividends on the Preferred Stock are payable semi-annually in arrears, when, as and if authorized and declared by our board of directors out of legally available funds, on a cumulative basis on the $100 per share original purchase price plus the amount of cumulated and unpaid dividends for any prior dividend periods. Dividends on the Preferred Stock are calculated at a rate of 12.5% per annum and are payable semi-annually in arrears, commencing in February 2010 for the Class A Preferred, October 2010 for the Class A Series 2 Preferred and August 2011 for the Class A Series 3 Preferred.  Dividends payable for each dividend period are computed on the basis of a 360-day year consisting of twelve 30-day months. Any payment of a dividend will first be credited against the earliest cumulated but unpaid dividend due with respect to such share that remains payable.

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Warrants

Pursuant to the Bankruptcy Plan, we issued a warrant to purchase up to 664,122 shares of our Class B Common to TEH (the “TE Warrant”). The TE Warrant is exercisable by TEH at any time on or prior to the earlier of (i) 5:00 p.m., New York City time, on July 1, 2013, or (ii) a date on which we sell, lease, transfer or otherwise dispose of substantially all of our property, assets or business, another person or entity acquires all or substantially all of our shares of common stock or we consolidate with or merge with or into another person or entity or enter into a business combination with another person. The exercise price per share for the TE Warrant is equal to (a) $66,412,373 plus interest accrued from and after July 1, 2009 at the rate of 15% per annum, compounded annually, divided by (b) 664,122. The current exercise price is $141.26. As of March 31, 2012, the TE Warrant is still outstanding and no value was ascribed to the TE Warrant in the accompanying condensed consolidated financial statements.

9. Share-Based Compensation

We have adopted two Non-Employee Director Restricted Stock Plans (2010 and 2011) which provided for the grant of restricted stock to non-employee directors. Under these plans, we granted 12,000 restricted stock awards to three of our directors (i.e. 4,000 shares per director) of which 1,000 shares vested immediately and the remaining vest equally over a three year period.  We account for share-based awards exchanged for services in accordance with the authoritative accounting guidance for share-based payments. Under the guidance, share-based compensation expense is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense, net of estimated forfeitures, on a straight-line basis over the requisite service period of the award. Share-based compensation expense during the first three months of 2012 and 2011 was $3,667 and $2,445, respectively, and is included in general and administrative expenses on the accompanying condensed consolidated statements of operations.

10. Employee Benefit Plans

Multi-employer pension plan

We contribute to multi-employer defined benefit pension plans (collectively, “the Plans”) for certain of our union employees under the terms of the applicable bargaining agreements. Risks of participating in a multi-employer plan differs from single-employer plans for the following reasons: (1) assets contributed to a multi-employer plan by one employer may be used to provide benefits to employees of other participating employers; (2) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers; and (3) if a participating employer stops participating, it may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability. The table below includes information on each of our multi-employer defined pension plans and the employer contributions made for the three month periods ending March 31, 2012 and 2011 (Unaudited):

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

				Contributions for
		Employer	Expiration	Three Months Ended March 31,
Pension Plan Legal Name	Plan No.	Identification No.	Date	2012	2011
Southern Nevada Culinary Workers and Bartenders Pension Plan Trust	001	88-6016617	5/31/12	220,631	149,126
Nevada Resort Association—I.A.T.S.E. Local 720 Pension Trust	001	51-0144767	5/31/12	15,615	19,619
Western Conference of Teamsters Pension Trust	001	91-0681009	3/31/13	110,943	81,961
Central Pension Fund of the International Union of Operating Engineers and Participating Employers	001	36-6052390	5/31/11	56,239	56,192
Southwest Carpenters Joint Trust Fund	001	95-6042875	7/31/11	18,697	18,569
National Electrical Benefit Fund	001	88-6023284	7/31/11	3,854	4,877
International Painters and Allied Trades Industry Pension Fund	001	52-6073909	5/31/13	7,930	6,878
Total Contributions				$433,909	$337,222

Retirement Plans

We have a 401(k) defined contribution plan that covers substantially all employees who are not covered by various collective bargaining agreements identified above. The plan allows employees, at their discretion, to make contributions of their before-tax earnings to an annual maximum amount allowed by law. We currently make no employer matching contributions.

11. Subsequent Events

We have evaluated all activity through the issuance date of the condensed consolidated financial statements, and concluded that no material subsequent events have occurred that require recognition in the financial statements or disclosure in the notes to the financial statements.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with management’s discussion and analysis contained in our 2011 Annual Report on Form 10-K, as well as the condensed consolidated financial statements and the notes hereto included in this Quarterly Report on Form 10-Q. This discussion contains certain “forward-looking statements,” including information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” and similar expressions, as well as statements in future tense, identify forward-looking statements.  Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements speak only as of the date the statements are made. You should not put undue reliance on any forward-looking statements. Our actual results may differ materially from those discussed in these forward-looking statements because of the risks and uncertainties inherent in future events.

Overview and Recent Events

Our primary business is the ownership and operation of Tropicana Las Vegas which offers casino gaming, hotel accommodations, dining, entertainment, retail shopping and other resort amenities. Tropicana Las Vegas is conveniently located on 34 acres at the corner of Tropicana Avenue and Las Vegas Boulevard on the Las Vegas Strip. Our property currently offers 1,375 remodeled hotel rooms and suites, a 50,000 square foot casino floor, three restaurants, three casual dining venues, several lounges, two entertainment venues, more than 60,000 square feet of flexible convention and meeting space and third party leases related to our nightclub and beach club, state of the art spa and fitness facility, race and sports book, and retail space.

Gaming and other leisure activities we offer represent discretionary expenditures and participation in such activities may decline during economic downturns, during which consumers generally earn less disposable income. As a casino-based company, our operating results are highly dependent on the volume of customers to our property, which in turn impacts the price that we can charge for our hotel rooms, food and beverage and other amenities.

Current Economic Conditions.  The continued challenging global economic conditions of the last three to four years have negatively impacted our results of operations by affecting visitor volume and overall consumer discretionary spending. Although there has been a slight increase in visitor volume to the Las Vegas market in the recent year, consumer spending continues to remain low. Corporate spending on conventions and business development remains at levels lower than experienced in the past in response to the current global economic conditions. These and other uncertainties have and could continue to adversely affect our results of operations. In addition, the Las Vegas market has seen an influx of hotel room inventory as a result of the opening of the Cosmopolitan Hotel in December 2010 with approximately 3,000 hotel rooms and City Center by MGM Resorts International in December 2009 with approximately 4,400 rooms. The increase in hotel room inventory has resulted in increased competition that impacts room, casino, entertainment and other revenues.

Seasonality.  Customers of the Tropicana Las Vegas generally wager with cash and pay for non-gaming services with cash or credit cards, making our revenue essentially cash based (less than 20% of casino play and group-related hotel activity is conducted on a credit basis). Our net revenue, and in turn our results of operations, vary by month during the year. A variety of factors may affect the results of any interim period, including the timing of major Las Vegas conventions, the amount and timing of marketing and special events for our customers and the level of play during major holidays, including New Year’s Eve.

Entertainment Update.  We believe in having a wide range of entertainment options that will appeal to a variety of guest preferences, thus increasing our competitiveness. We have recently signed a one year agreement with the Laugh Factory Las Vegas, LLC (“Laugh Factory”) to provide comedy entertainment in our 260 seat Comedy Club. Laugh Factory has been recognized by USA Today as “The #1 Comedy Club in the Country” and promises to bring comedy’s top stars and brightest emerging talent to our stage daily. Performances started in mid-April. We have recently announced an exclusive 12-week run with Dancing with the Stars: Live in Las Vegas beginning April 14, 2012.  The Tropicana Theater will transform into the Dancing with the Stars ballroom, showcasing fan favorite dancers from past seasons along with new routines. We have leased our nightclub and beach club to BBCLV, LLC for ten years. The BBCLV, LLC will introduce Las Vegas to the original Bagatelle Champagne party brunch with a new day and nightclub resort experience. The transition of the property will be effective April 1, 2012, and a redesigned nightclub and beach club is set to open in late spring.

Capital Improvement Project.  We believe that having facilities that are attractive and desirable to customers is critical to our competitiveness. In July 2009, we initiated an extensive capital project of our property. The $141.1 million renovation project is complete and we incurred costs of $139.9 million through March 31, 2012.  The completed renovations include: renovation of over 1,300 hotel rooms and suites; a comprehensive casino remodel including a new poker and sports book; redevelopment of the pool area; a remodel of convention and exhibit center; a reconfiguration of the pedestrian bridge; nightclub, a beach club, and two casual restaurants were added, as well as back-of-house improvements and upgrades.  We anticipate experiencing continued increases in revenues and corresponding expenses as our property attracts new customers and welcomes back loyal customers. Future capital expenditures will be contingent on our ability to obtain additional funding.

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

Results of Operation

Three months ended March 31, 2012 (“Current Quarter”) compared to the three months ended March 31, 2011 (“Prior Year Quarter”)

The following table highlights our results of operations (dollars in thousands, unaudited):

	Three Months Ended March 31,		Percent
	2012	2011	Change
Net revenues	$23,283	$16,663	40%
Operating expenses	30,301	25,700	18%
Operating loss	(7,018)	(9,037)	(22)%

Interest (expense) income, net	(1,001)	(30)	n/m
Net loss	$(8,019)	$(9,067)	(12)%

Note:   n/m means not meaningful since interest was capitalized in 2011 due to our renovation project.

Net Revenue.  Net revenues increased $6.6 million for the Current Quarter as compared to the Prior Year Quarter primarily due to the completion of the casino remodel, restaurant renovations and additions in the second quarter of 2011 as well as the renovation of over 1,300 rooms and suites.  The recent capital improvement project resulted in the closure of sections of our casino floor, hotel rooms and food and beverage facilities resulting in disruption and inconvenience to our customers.  Although we aim to minimize such disruption and inconvenience to our customers, we experienced a reduction in revenues as a result.

Operating Loss.  The operating loss decreased by $2.0 million for the Current Quarter as compared to the Prior Year Quarter which was primarily due to an increase in net revenues as noted above directly offset by corresponding direct operating costs and expenses.  In addition, we experienced a $0.9 million increase in depreciation and amortization expense as a result of the completion of our capital renovations partially offset by a $0.6 million reduction in selling, general and administrative expenses as a result of cost reduction and efficiency initiatives implemented by management.  In addition, we did not incur any pre-opening expenses since capital additions were completed in 2011.

The following table highlights our various sources of revenues and expenses as compared to the prior period (dollars in thousands, unaudited):

	Three Months Ended March 31,		Percent
	2012	2011	Change
Casino revenues	$10,145	$7,323	39%
Casino expenses	7,398	4,968	49%
Margin	27%	32%

Room revenue	$8,624	$6,410	35%
Room expense	4,372	3,675	19%
Margin	49%	43%

Food and beverage revenues	$6,292	$3,976	58%
Food and beverage expenses	5,374	4,054	33%
Margin	15%	(2)%

Other revenues	$1,117	$739	51%
Other expenses	1,161	779	49%

Casino.  Casino revenues increased $2.8 million for the Current Quarter as compared to the Prior Year Quarter.  Table game revenues accounted for $2.3 million of the increase in casino revenues as a result of increased volume from new hosts and independent agents as well as higher hold percentage.  Slot revenues accounted for $0.5 million due to the addition of 129 new slot machines as well as successful marketing efforts to promote repeat visits.  Casino expenses increased $2.4 million for the Current Quarter, as compared to the Prior Year Quarter. The increases were the result of increases to complimentaries in relation to marketing efforts disclosed above, special events added, increased payroll as a result of added employees for the additional table games offered, and increased gaming taxes as a result of increased revenues. As a result of the increased casino expenses, the casino operating margin decreased 5 percentage points in the Current Quarter as compared to the Prior Year Quarter.

Room.  Room revenue increased $2.2 million for the Current Quarter as compared to the Prior Year Quarter, which was attributable to an increase in average daily rate to $79 from $61 as well as a slight increase in occupancy percentage to 79% from 77% for the same period. Room expense increased $0.7 million for the Current Quarter as compared to the Prior Year Quarter, due to $0.5 million increase in payroll as result of added employees as well as $0.2 million increase in laundry and linen services.  As a result of the increased room revenue, the hotel operating margin increased 6 percentage points in the Current Quarter as compared to the Prior Year Quarter.

Food and Beverage.  Food and beverage revenues increased approximately $2.3 million for the Current Quarter as compared to the Prior Year Quarter.  The increase was primarily due to the opening of South Beach Marketplace in April 2011, and the opening of the nightclub and beach club in May 2011.  Food and beverage expenses increased approximately $1.3 million for the Current Quarter as compared to the Prior Year Quarter primarily due to the opening of the Beach Cafe and South Beach Marketplace, resulting in increased payroll costs, other operating costs and cost of goods sold.  As a result of the increased food and beverage revenues, the food and beverage operating margin increased 17 percentage points in the Current Quarter as compared to the Prior Year Quarter.

Other.  Other revenues primarily include income from convention services, entertainment and leased outlets. Other revenues increased by $0.4 million for the Current Quarter as compared to the Prior Year Quarter, primarily a result of increased income from convention services, particularly audio visual rentals.

Selling, General and Administrative.  Selling, general and administrative expenses decreased $0.6 million or 11% for the Current Quarter as compared to the Prior Year Quarter, respectively. The decrease was due to lower payroll and advertising expenses as a result of cost reduction and efficiency initiatives implemented by management.

Maintenance and Utilities.  Maintenance and utilities expense remained flat for the Current Quarter as compared to the Prior Year Quarter.

Depreciation and Amortization.  Depreciation and amortization expense increased $0.9 million for the Current Quarter as compared to the Prior Year Quarter primarily related to the completion of our capital improvement project in 2011.

Preopening Expenses.  There were no preopening expenses for the Current Quarter as compared to $0.5 million related to the development of the nightclub and beach club for the Prior Year Quarter.

Interest Expense.  Interest expense was $1.0 million for the Current Quarter, as compared to a nominal amount for the Prior Year Quarter. Interest associated with major construction projects is capitalized as part of the cost of the constructed assets.  Capitalization of interest ceases when the project is substantially complete or development activity is suspended for more than a brief period.  We substantially completed our major renovation project in 2011, thus we have ceased capitalizing interest. Capitalized interest for the Prior Year Quarter was $0.8 million. We also increased our long-term debt borrowing by $17.1 million from March 31, 2011 related to funding our capital improvement project.

Liquidity and Capital Resources

Loan Agreement

We entered into a $60.0 million loan agreement (the “Loan Agreement”) dated March 10, 2010 (as amended by the First Amendment dated April 26, 2011 and as further amended by the Second Amendment dated August 26, 2011). The Loan Agreement is comprised of a $50.0 million revolving credit facility (the “Revolver”) and a $10.0 million delayed draw term loan (the “Term Loan”). The maturity date of the Loan Agreement is March 2014. The Revolver bears interest at 4% per annum. The fee for any unfunded portion of the Revolver is 0.75%. Proceeds from the Revolver were used to finance capital improvement projects and other general corporate purposes. Proceeds from the Term Loan were used to finance the construction and build-out of our nightclub and related amenities as part of our capital improvement project. The Term Loan bears interest at 6% per annum and requires equal monthly installments beginning on January 31, 2013, and on the last business day of each calendar month thereafter. Each installment of principal shall be in an amount sufficient to fully amortize the outstanding principal balance of the Term Loan by the stated maturity date. The fee for any undrawn portion of the Term Loan is 1.00%.

Substantially all the assets of Tropicana Las Vegas are pledged as collateral under the Loan Agreement and priority of liens and security interest were granted to our lenders. Pursuant to the terms of the Loan Agreement, we were required to establish an interest reserve account for payments of quarterly interest.  As of March 31, 2012, the interest reserve account had a balance of $2.9 million.

The Loan Agreement contains customary negative covenants and financial covenants. The covenants, among other things, restrict, subject to certain exceptions, our ability to: incur additional indebtedness; create, incur, assume or permit to exist liens on property or assets; make, incur or assume certain investments; engage in mergers or consolidations; sell assets; pay dividends or make distributions; make optional prepayments of certain indebtedness; engage in certain transactions with affiliates; enter into sale-leasebacks transactions; restricts our payments of management fees; and limits capital expenditures to not more than $61.2 million in 2011 and $10.0 million in 2012. As of March 31, 2012, we are in compliance with all of our material covenants.

Liquidity Outlook

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

Our primary sources of liquidity are now comprised of cash flows from operations.  We believe that our existing cash balance and cash flows from operations will be adequate to meet our financial and operating obligations in 2012. We currently do not have any availability for future borrowings under our Loan Agreement, and are closely monitoring and managing our cash position given the current economic environment. If our sources of capital are inadequate to fund our long-term liquidity requirements, including our need to service our existing debt obligations as they come due, we will attempt to procure additional financing, including debt financing or additional equity financing, to fund our operations, capital expenditures and debt service requirements.

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

Cash Flows from Operating Activities

During the Current Quarter March 31, 2012, cash flows used in operating activities were $0.6 million as compared to $3.6 million for the Prior Year Quarter, reflecting an increase in cash flows from operating activities. The increase in cash flows is the result of the completion of our capital improvement project, allowing for greater revenue streams within our casino, our marketing of those capital improvements, coupled with our cost savings initiatives.

Cash Flows Used in Investing Activities

Cash used for capital expenditures were approximately $2.5 million for the Current Quarter. The decrease in cash used for capital expenditures is the result of the completion of our capital renovation project. During the Prior Year Quarter, cash used for capital expenditures were approximately $17.6 million.

Cash Flows Provided by Financing Activities

As of December 31, 2011, we had fully utilized our borrowing base under the Loan Agreement. During the Current Quarter, we paid $0.1 million in principal payments under capital leases.  For the Prior Year Quarter, we borrowed $15.5 million to pay for our capital improvements and made capital leases payments of $0.4 million.

Off-Balance Sheet Arrangements

We have no special purpose entities, financing partnerships, guarantees or off-balance sheet arrangements other than $0.4 million of outstanding letter of credits discussed in Note 7 “Commitments and Contingencies” to the condensed consolidated financial statements.

Contractual Obligations

With the exception of payments made in relationship to our capital leases, there were no material changes during the three months ended March 31, 2012 to our contractual obligations as disclosed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2011.

Critical Accounting Policies

A description of our critical accounting policies can be found in the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2011. For a further discussion of our accounting policies, see Note 2 to the condensed consolidated financial statements in this Form 10-Q. There were no material changes to our critical accounting policies during the three months ended March 31, 2012.

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

Item 4.           Controls and Procedures

Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of March 31, 2012.  This conclusion is based on an evaluation conducted under the supervision and participation of the principal executive officer and principal financial officer along with the Company’s management.  Disclosure controls and procedures are those controls and procedures which ensure that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with SEC rules and regulations.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the first quarter 2012 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.           Legal Proceedings

Reference is made to the legal proceedings reported under Note 7 “Commitments and Contingencies” of the condensed consolidated financial statements included in this Form 10-Q.

Item 1A     . Risk Factors

Our business has many risks. Factors that could materially adversely affect our business, financial condition, operating results or liquidity are described under “Risk Factors” in Item I of our Annual Report on Form 10-K for the year ended December 31, 2011. This information should be considered carefully, together with other information in this report and other reports and materials we file with the Securities and Exchange Commission.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any of our unregistered equity securities during the quarter ended March 31, 2012.

Item 3.           Defaults Upon Senior Securities

None.

Item 4.           Mine Safety Disclosures

Not applicable.

Item 5.           Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description
2.1

First Amended Joint Plan of Reorganization of Tropicana Las Vegas Holdings, LLC and Certain of its Debtor Affiliates pursuant to Title 11 of the United States Code, 11 U.S.C. Section 101 et seq. (Incorporated herein by reference to the Company’s Form 10-12G dated February 16, 2010)

3.1	Certificate of Incorporation of Tropicana Las Vegas Hotel and Casino, Inc. (Incorporated herein by reference to the Company’s Form 10-12G dated February 16, 2010)
3.2	Bylaws of Tropicana Las Vegas Hotel and Casino, Inc. (Incorporated herein by reference to the Company’s Form 10-12G dated February 16, 2010)
3.3

Certificate of Designations of Class A Convertible Participating Preferred Stock of Tropicana Las Vegas Hotel and Casino, Inc. dated as of August 12, 2009. (Incorporated herein by reference to the Company’s Form 10-12G dated February 16, 2010)

3.4

Amendment to Certificate of Incorporation of Tropicana Las Vegas Hotel and Casino, Inc. dated as of August 12, 2009. (Incorporated herein by reference to the Company’s Form 10-12G/A dated April 13, 2010)

3.5

Amendment to Certificate of Incorporation of Tropicana Las Vegas Hotel and Casino, Inc. dated as of March 17, 2010. (Incorporated herein by reference to the Company’s Form 10-12G/A dated April 13, 2010)

3.6

Certificate of Designations of Class A Series 2 Convertible Participating Preferred Stock of Tropicana Las Vegas Hotel and Casino, Inc. dated as of March 17, 2010. (Incorporated herein by reference to the Company’s Form 10-12G/A dated April 13, 2010)

3.7

Amendment to Certificate of Incorporation of Tropicana Las Vegas Hotel and Casino, Inc. dated as of April 28, 2011 (included as exhibit 3.7 to the Registrant’s Form 8-K filed on May 3, 2011 and incorporated herein by reference).

3.8

Certificate of Designations of Class A Series 3 Convertible Participating Preferred Stock of Tropicana Las Vegas Hotel and Casino, Inc. dated as of April 28, 2011 (included as exhibit 3.8 to Form 8-K filed on May 3, 2011 and incorporated herein by reference).

4.1	Form of Tropicana Las Vegas, Inc. Common Share Certificate(Incorporated herein by reference to the Company’s Form 10-12G dated February 16, 2010)
4.2	Warrant Agreement, dated July 1, 2009, for Warrant Issued to Tropicana Entertainment, LLC (Incorporated herein by reference to the Company’s Form 10-12G/A dated April 13, 2010)
10.1

Stockholders’ Agreement, dated July 1, 2009, by and among Tropicana Las Vegas Hotel and Casino, Inc., and the stockholders listed on a schedule thereto and any stockholder or option holder who becomes a party thereto by joinder. (Incorporated herein by reference to the Company’s Form 10-12G dated February 16, 2010)

10.2	Employment Agreement dated July 1, 2009 by and between Tropicana Las Vegas, Inc. and Alex Yemenidjian. (Incorporated herein by reference to the Company’s Form 10-12G dated February 16, 2010)
10.3	Employment Agreement dated October 1, 2010 by and between Tropicana Las Vegas, Inc. and Marie Ramsey. (Incorporated herein by reference to the Company’s Form 8-K dated December 2, 2010)
10.4	Employment Agreement dated October 1, 2010 by and between Tropicana Las Vegas, Inc. and Joanne M. Beckett. (Incorporated herein by reference to the Company’s Form 8-K dated December 8, 2010)
10.5	Offer Letter dated December 4, 2009 by and between Tropicana Las Vegas, Inc. and Thomas McCartney. (Incorporated herein by reference to the Company’s Form 10-12G dated February 16, 2010)
10.6

Loan Agreement, dated March 17, 2010, among Tropicana Las Vegas, Inc., as the Borrower, Various Financial Institutions, as the Lenders, The Foothill Group, Inc., as Lead Arranger and Administrative Agent, and Wells Fargo Bank, N.A., as the Issuer. (Incorporated herein by reference to the Company’s Form 10-12G/A dated April 13, 2010)

10.7

Management Agreement, dated April 14, 2010, among Nikki Beach Las Vegas LLC, Tropicana Las Vegas, Inc. and Penrod Management Group, Inc. (Incorporated herein by reference to the Company’s Form 10-12G/A dated May 28, 2010)

10.8	Management Agreement, dated May 17, 2010, by and between Tropicana Las Vegas, Inc. and Trilliant Management, L.P. (Incorporated herein by reference to the Company’s Form 8-K dated May 21, 2010)
10.9

2010 Non-Employee Director Restricted Stock Plan (effective September 16, 2010), Form of Restricted Stock Grant Notice and Form of Restricted Stock Agreement. (Incorporated herein by reference to the Company’s Form 8-K dated September 17, 2010)

10.10

First Amendment to Loan Agreement dated April 21, 2011, amending the Loan Agreement dated as of March 17, 2010 between the Tropicana Las Vegas, Inc., as the Borrower, and Wells Fargo, National Association, as the Administrative Agent for the Lenders (included as Exhibit 10 to Form 8-K filed on April 28, 2011 and incorporated herein by reference).

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

10.15

First Amendment to the Trademark Security Agreement (the “First Amendment”) dated November 9, 2011, amending the Trademark Security Agreement (dated as of May 14, 2010) that was executed in connection with the Loan Agreement dated as of March 17, 2010 (the “Loan Agreement”) between the Company, as borrower, and Wells Fargo Bank, National Association, as the administrative agent for the lenders (included as Exhibit 10 to Form 8-K filed on November 11, 2011 and incorporated herein by reference).

10.16	Departure of Thomas McCartney dated October 10, 2011 and effective October 31, 2011 (Incorporated herein by reference to the Company’s Form 8-K filed on October 13, 2011).
10.17

Termination of the Management Agreement between Tropicana Las Vegas, Inc., Nikki Beach Las Vegas, LLC and Penrod Management Group, Inc. dated September 23, 2011 (incorporated herein by reference to the Company’s Form 8-K filed on September 27, 2011).

10.18	Consulting Service Agreement, dated March 21, 2012 between Tropicana Las Vegas, Inc. and Mr. Michael A. Ribero (incorporated herein by reference to the Company’s Form 8-K filed on March 22, 2012).
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

* Furnished herewith.

** Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 10.1 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

Date: May 7, 2012	By:	/s/ Alex Yemenidjian
Alex Yemenidjian
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 7, 2012	By:	/s/ Marie Ramsey
Marie Ramsey
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)