Form 10-Q
period 2012-06-30
Tropicana Las Vegas Hotel & Casino, Inc.
filed 2012-08-07
CIK 1479046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

As of July 31, 2012 there were 4,579,151 shares outstanding of the registrant’s Class A Common Stock, $0.01 par value and no shares outstanding of the registrant’s Class B Common Stock, $0.01 par value.  The issued and outstanding equity securities of the registrant are not publicly traded.

FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	June 30, 2012 (Unaudited)	December 31, 2011

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,217	$12,166
Restricted cash	7,233	8,518
Receivables, net	4,102	2,839
Inventories	888	1,007
Prepaid expenses and other current assets	1,854	2,250
Total current assets	22,294	26,780
Property and equipment, net	336,555	342,462
Other assets, net	3,809	4,623
TOTAL ASSETS	$362,658	$373,865

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$4,230	$236
Accounts payable	9,841	8,927
Construction payable	—	71
Accrued payroll and related	5,042	4,297
Accrued gaming and related	1,748	1,848
Other accrued expenses and current liabilities	2,998	2,830
Total current liabilities	23,859	18,209
Long-term debt, less current portion	56,389	60,509
Accrued management fees	4,437	3,463
Other long-term liabilities	516	240
Total liabilities	85,201	82,421

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS’ EQUITY:
Class A preferred stock, $0.01 par value, 750,000 shares authorized, issued and outstanding	8	8
Class A series 2 convertible participating preferred stock, $0.01 par value, 545,702 shares authorized, shares issued and outstanding 2012 and 2011: 545,585	5	5
Class A series 3 convertible participating preferred stock, $0.01 par value, 350,000 shares authorized, shares issued and outstanding 2012 and 2011: 350,000	3	3
Class A common stock, $0.01 par value, 15,000,000 shares authorized, shares issued and outstanding 2012 and 2011: 4,579,151	46	46
Class B common stock, $0.01 par value, 5,182,808 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	394,534	394,527
Accumulated deficit	(117,139)	(103,145)
Total stockholders’ equity	277,457	291,444
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$362,658	$373,865

The accompanying notes are an integral part of these condensed consolidated financial statements.

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE (LOSS) INCOME
(amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

REVENUES:
Casino	$10,266	$9,620	$20,411	$16,943
Room	10,216	8,510	18,840	14,920
Food and beverage	6,578	7,534	12,870	11,510
Other	1,191	1,144	2,308	1,883
Gross revenues	28,251	26,808	54,429	45,256
Less promotional allowances	(2,835)	(2,388)	(5,730)	(4,173)
Net revenues	25,416	24,420	48,699	41,083

OPERATING EXPENSES:
Casino	6,948	6,402	14,347	11,370
Room	4,546	4,486	8,918	8,161
Food and beverage	5,578	6,922	10,952	10,976
Other	1,260	965	2,421	1,744
Selling, general and administrative	4,344	6,205	9,034	11,494
Maintenance and utilities	3,003	3,137	5,667	5,819
Depreciation and amortization	4,707	3,990	9,347	7,781
Preopening	—	1,680	—	2,144
Loss (gain) on asset disposals, net	4	—	4	(2)
Total operating expenses	30,390	33,787	60,690	59,487

OPERATING LOSS	(4,974)	(9,367)	(11,991)	(18,404)

OTHER (EXPENSES) INCOME:
Interest income	2	2	3	4
Interest expense	(1,003)	(36)	(2,006)	(68)
Total other (expenses) income	(1,001)	(34)	(2,003)	(64)

NET LOSS	(5,975)	(9,401)	(13,994)	(18,468)

Other comprehensive income (loss)	—	—	—	—

COMPREHENSIVE LOSS	$(5,975)	$(9,401)	$(13,994)	$(18,468)

NET LOSS PER COMMON SHARE
Basic and diluted	$(1.30)	$(2.06)	$(3.06)	$(4.06)

Weighted average common shares outstanding:
Basic	4,579	4,560	4,579	4,545
Diluted	n/a	n/a	n/a	n/a

The accompanying notes are an integral part of these condensed consolidated financial statements.

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,994)	$(18,468)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,347	7,781
Share-based compensation	7	5
Amortization of debt issuance costs	686	699
(Gain) loss on disposition of assets	4	(2)
Changes in operating assets and liabilities
Restricted cash	1,285	845
Receivables, net	(1,263)	(2,238)
Inventories, prepaid expenses and other assets	515	(232)
Other assets	151	(179)
Accounts payable, accrued expenses and other current liabilities	2,977	5,574
Net cash used in operating activities	(285)	(6,215)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,431)	(29,291)
Change in construction payable	(71)	(3,089)
Proceeds from sale of property and equipment	—	4
Net cash used in investing activities	(3,502)	(32,376)

CASH FLOWS FROM FINANCING ACTIVITES:
Proceeds from issuance of preferred stock	—	35,000
Borrowings under loan agreement	—	29,840
Repayments under loan agreement	—	(17,500)
Principal payments on capital leases	(126)	(750)
Debt issuance costs	(36)	(42)
Net cash (used in) provided by financing activities	(162)	46,548

Net increase (decrease) in cash and cash equivalents	(3,949)	7,957
Cash and cash equivalents, beginning of period	12,166	9,981
Cash and cash equivalents, end of period	$8,217	$17,938

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amount capitalized $0 and $1.5 million, respectively	$1,320	$57
Property and equipment financed by debt	—	8,333

The accompanying notes are an integral part of these condensed consolidated financial statements.

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Nature of Business

Tropicana Las Vegas Hotel and Casino, Inc., is a Delaware corporation formed in June 2009 for the primary purpose of owning and operating Tropicana Las Vegas Immediate Holdings, LLC and its wholly owned subsidiary Tropicana Las Vegas, Inc. (collectively, “Tropicana Las Vegas”). Tropicana Las Vegas offers casino gaming, hotel accommodations, dining, entertainment, retail shopping and other resort amenities. Tropicana Las Vegas is conveniently located on 34 acres at the corner of Tropicana Avenue and Las Vegas Boulevard on the Las Vegas Strip. Our property currently offers 1,375 remodeled hotel rooms and suites, a 50,000 square foot casino floor, three restaurants, three casual dining venues, two entertainment venues, and more than 60,000 square feet of flexible convention and meeting space. We also offer a nightclub and beach club (to open in September), state of the art spa and fitness facility, race and sports book, and retail space, all leased to various third parties.

As a casino-based company, our operating results are highly dependent on a number of factors including the state of the United States economy, the amount of discretionary consumer and corporate spending in Las Vegas and the level of competition in the Las Vegas casino market.  We have been operating at a loss with negative cash flow since we commenced operations on July 1, 2009.  Our primary sources of liquidity are now comprised of cash flows from operations and a small revolving line of credit.  We believe that our existing cash balance and cash flows from operations will be adequate to meet our financial and operating obligations in 2012. On July 2, 2012, our borrowing line was increased by $5.0 million under our Loan Agreement. We continue to closely monitor and manage our cash position given the current economic environment. If our sources of capital are inadequate to fund our long-term liquidity requirements, including our need to service our existing debt obligations as they come due, we will attempt to procure additional financing, including debt financing or additional equity financing, to fund our operations, capital expenditures and debt service requirements.  We can provide no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available in amounts sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.

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

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications

Certain reclassifications were made to the condensed consolidated financial statements for the three and six months ended June 30, 2011 in order to conform to the June 30, 2012 presentation. These reclassifications had no effect on the net loss previously reported.

Fair Value Measurement

The fair values of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate carrying values due to the short term maturity of these items.

Fair value is defined in the authoritative guidance as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance also establishes a framework for measuring fair value and expands disclosures about fair value measurements. The fair value framework requires the categorization of assets and liabilities into three levels based upon assumptions (inputs) used to price the assets and liabilities. Level 1 provides the most reliable measure of fair value, whereas, Level 3 generally requires significant management judgment. The three levels are defined as follows: Level 1: quoted market prices in active markets for identical assets or liabilities; Level 2: observable market-based inputs or unobservable inputs that are corroborated by market data and Level 3: unobservable inputs that are not corroborated by market data. As of June 30, 2012, the Company had no assets or liabilities measured at fair value on a recurring basis.

3. Recent Accounting Pronouncements

In September 2011, accounting guidance was updated regarding the disclosure about an employer’s participation in a multi-employer plan. The guidance was issued in response to concerns raised by financial statement users that companies participating in multi-employer plans have not had to disclose sufficient information about their obligations to these plans. The amendments require companies participating in multi-employer pension plans to disclose more information about (i) the multi-employer plan(s), (ii) the employer’s level of participation in the multi-employer plan(s), (iii) the financial health of the plan(s), and (iv) the nature of the employer commitments to the plan(s). The guidance does not change the accounting for an employer’s participation in a multi-employer plan. The amendments are effective for annual periods for fiscal years ending after December 15, 2011. The Company adopted the guidance as of December 31, 2011, which did not have a material impact on our condensed consolidated financial statements.

In June 2011, the Financial Accounting Standards Board (“FASB”) issued an update to Accounting Standards Codification (“ASC”) No. 220, Presentation of Comprehensive Income, which eliminates the option to present other comprehensive income and its components in the statement of stockholders’ equity. The Company could elect to present the items of net income and other comprehensive income in a single continuous statement of comprehensive income or in two separate, but consecutive statements. The provisions of ASC No. 220 were adopted by the Company in the first quarter of 2012, which is the period it became effective for the Company. The Company elected to present the items of net income and comprehensive income in one single continuous statement for this interim presentation. See the Company’s condensed consolidated statements of operations and comprehensive (loss) income.

In May 2011, the FASB issued amendments to existing fair value measurement guidance in order to achieve common requirements for measuring fair value and disclosures in accordance with GAAP and International Financial Reporting Standards. The guidance clarifies how a principal market is determined, addresses the fair value measurement of instruments with offsetting market or counterparty credit risks, addresses the concept of valuation premise and highest and best use, extends the prohibition on blockage factors to all three levels of the fair value hierarchy and requires additional disclosures. The amendments are to be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011. The Company adopted the guidance as of January 1, 2012, which did not have a material impact on our condensed consolidated financial statements.

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A variety of proposed or otherwise potential accounting standards are currently under consideration by standard-setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed standards, we have not yet determined the effect, if any, the implementation of such proposed standards would have on our financial statements.

4. Property and Equipment, net

Property and equipment, net consists of the following ($ in thousands):

	June 30, 2012 (Unaudited)	December 31, 2011

Land and improvements	$205,293	$204,987
Building and improvements	113,300	111,339
Furniture, fixtures and equipment	53,012	51,888
Construction in progress	1,817	1,996
	373,422	370,210
Less: accumulated depreciation and amortization	(36,867)	(27,748)
Property and equipment, net	$336,555	$342,462

Interest associated with major construction projects is capitalized as part of the cost of the constructed assets. When no specific debt is incurred for a project, interest is capitalized on cash expenditures for the project using our weighted average cost of borrowings. Capitalization of interest ceases when the project is substantially complete or development activity is suspended for more than a brief period. The following table provides capitalized interest and debt issuance costs for the periods indicated ($ in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Capitalized interest and debt issuance cost	$—	$768	$—	$1,522

5. Debt

Long-term debt consists of the following ($ in thousands):

	June 30, 2012 (Unaudited)	December 31, 2011

Revolver A, $50 million limit, due March 2014, interest at 4%	$49,601	$49,601
Term Loan, $10 million limit, due March 2014, interest at 6%	10,000	10,000
Other long-term debt	1,018	1,144
	60,619	60,745
Less current portion	(4,230)	(236)
Total long-term debt, net	$56,389	$60,509

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Loan Agreement

We entered into a $60.0 million loan agreement (the “Loan Agreement”) dated March 10, 2010 (as amended by the First Amendment dated April 26, 2011 and as further amended by the Second Amendment dated August 26, 2011). The Loan Agreement is comprised of a $50.0 million revolving credit facility (the “Revolver A”) and a $10.0 million delayed draw term loan (the “Term Loan”). The Revolver A bears interest at 4% per annum. The fee for any unfunded portion of the Revolver A is 0.75%. Proceeds from the Revolver A were used to finance capital improvement projects and other general corporate purposes. Proceeds from the Term Loan were used to finance the construction and build-out of our nightclub and related amenities as part of our capital improvement project. The Term Loan bears interest at 6% per annum and requires equal monthly installments beginning on January 31, 2013, and on the last business day of each calendar month thereafter. Each installment of principal shall be in an amount sufficient to fully amortize the outstanding principal balance of the Term Loan by the stated maturity date. The fee for any undrawn portion of the Term Loan is 1.00%.

The Loan Agreement contains customary affirmative, negative and financial covenants. The covenants, among other things, restrict, subject to certain exceptions, our ability to: incur additional indebtedness; create, incur, assume or permit to exist liens on property or assets; make, incur or assume certain investments; engage in mergers or consolidations; sell assets; pay dividends or make distributions; make optional prepayments of certain indebtedness; engage in certain transactions with affiliates; enter into sale-leaseback transactions; restricts our payments of management fees; and limits capital expenditures to not more than $61.2 million in 2011 and $10.0 million in 2012. As of June 30, 2012, we are in compliance with all of our material covenants.

On July 2, 2012, we entered into a Third Amendment which establishes an additional $5.0 million revolving credit facility (“Revolver B”) and modifies certain financial and non-financial covenants.  The Revolver B matures on March 2014 and bears interest at 5% per annum.  Among other things, the Third Amendment (i) eliminates the minimum fixed charge coverage ratio the Company was subjected to; (ii) requires the Company to meet certain EBITDA minimums on a quarterly basis beginning December 31, 2012; (iii) increases the maximum capital expenditures for 2012 from $10.0 million to $20.0 million while requiring the additional spending to be funded through an equity offering; and (iv) allows the Company to pay certain related party management fees.

Substantially all of the assets of Tropicana Las Vegas are pledged as collateral under the Loan Agreement and priority of liens and security interest were granted to our lenders. Pursuant to the terms of the Loan Agreement, we were required to establish an interest reserve account for payments of quarterly interest.  As of June 30, 2012 and December 31, 2011 the interest reserve account had a balance of $2.2 and $3.5 million respectively.  The following table provides interest incurred on the Loan Agreement for the periods indicated ($ in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest incurred	$644	$432	$1,288	$850

Debt issuance costs incurred in connection with the issuance of long-term debt are deferred and amortized to interest expense over the expected terms of the related debt agreements and are included in other assets, net on our condensed consolidated balance sheets. The following table provides amortization incurred in association with the Loan Agreement for the periods indicated ($ in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Amortization of debt issuance cost	$343	$351	$686	$699

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Interest and debt amortization associated with major construction projects are capitalized as part of the cost of the constructed assets. Capitalization of interest and debt amortization ceases when the project is substantially complete or development activity is suspended for more than a brief period. The majority of amounts shown above in 2011 were capitalized to our capital improvement project.

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

			Principal Payments Three Months Ended June 30,		Principal Payments Six Months Ended June 30,
Lease Property	Monthly Payment	Residual Lease Payment	2012	2011	2012	2011

Digital Marquee Signs $1.2 million, interest at 6.9%, maturing July 2015	$21,243	$115,742	$49,363	$46,082	$97,885	$91,377

Cash Kiosk Stations $0.3 million, maturing March 2015	2,300	142,000	9,618	8,562	15,684	12,511

Digital Signage $0.1 million, maturing May 2012	2,123	—	6,370	6,369	12,738	21,230

Slot Leases $2.3 million, maturing Sept and Nov 2011	—	—	—	277,690	—	555,380

Software License $0.4 million, maturing Jan 2011	—	—	—	—	—	69,596
Total Payments		$257,742	$65,351	$338,703	$126,307	$750,094

6. Related Party Transactions

Armenco Lease

On June 22, 2009, we entered into the Armenco Lease (“Armenco”) in which we leased the real and non-gaming personal property of our hotel and casino, including the restaurants, lounges, retail shops and other related support facilities, and the operation thereof to Armenco until such time as we were able to obtain all governmental registrations, findings of suitability, licenses, qualifications, permits and approvals pursuant to the gaming laws and regulations of the State of Nevada and Clark County liquor and gaming codes necessary for us to own and operate our gaming facility directly. Effective December 1, 2010, we received all approvals necessary for us to own and operate our gaming property directly.

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

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Management Agreement

Effective December 1, 2010, we received the necessary approvals and licenses for us to own and operate our gaming facility directly and as a result, the Armenco Lease was terminated and the operation of our hotel and casino was thereafter managed by Trilliant Management, LP (“Trilliant”), pursuant to the terms of the management agreement entered into in May 2010 (the “Management Agreement”). Trilliant controlled by its general partner, Trilliant Gaming Nevada Inc. (“Trilliant Gaming”), which is owned by each of Mr. Alex Yemenidjian, our Chairman of the Board, Chief Executive Officer and President, Mr. Timothy Duncanson, a director of the Company, and Mr. Gerald Schwartz, the Chairman and controlling stockholder of Onex Corporation. Together Messrs. Yemenidjian, Duncanson and Schwartz own 100% of the outstanding voting securities of Trilliant Gaming.

The Management Agreement provides for Trilliant to assist us in the management and operation of Tropicana Las Vegas beginning December 1, 2010 and terminating on November 30, 2020. For each fiscal year or portion thereof during the term of the Management Agreement, we will pay Trilliant a fee equal to the sum of 2% of all revenue from the operation of Tropicana Las Vegas (the “Revenue Fee”) and 5% of EBITDA after reduction of the Revenue Fee (each as defined). As of June 30, 2012 and December 31, 2011, we have $2.6 million and $1.8 million, respectively, recorded as accrued management fees for Trilliant and have not accrued interest on these management fees since these fees are subject to restrictions under the Loan Agreement. The following table provides Trilliant management fees recorded for the periods indicated and is included in general and administrative expenses on the accompanying condensed consolidated statements of operations and comprehensive (loss) income ($ in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Management fee expense	$508	$488	$974	$822

For both Armenco and Trilliant, the Loan Agreement restricts our payments of management fees until the earlier of a) the date on which the outstanding principal has been repaid in full or b) the date on which EBITDA for the prior 12 month period is equal to or greater than $20.0 million, and upon the condition that no default or event of default is continuing under the Loan Agreement. Pursuant to the Third Amendment under the Loan Agreement, the Company is permitted to pay a portion of the management fees for reimbursement of tax liabilities actually incurred and paid.

Consulting Agreement

On March 21, 2012, the Company entered into a consulting agreement (the “Agreement”) with Mr. Michael Ribero, an independent director of the Company, pursuant to which Mr. Ribero provides consulting services in connection with developing marketing initiatives for the Company.  The Agreement has a retroactive term beginning January 1, 2012 and continuing thereafter until terminated at the Company’s sole discretion.  Mr. Ribero received $12,500 per month for January and February 2012 and will receive $25,000 per month for March 2012 and thereafter.  In addition, Mr. Ribero has the opportunity to receive performance bonuses at the Company’s discretion, and reimbursement of all reasonable business expenses incurred on behalf of the Company.  Mr. Ribero will hold the title of Strategic Advisor, Office of the Chairman. The Company has obtained a limited waiver from the requisite number of stockholders that such consulting agreement will not be taken into account in determining whether Mr. Ribero is independent for purposes of the Company’s governing documents.  For the three and six months ended June 30, 2012, we paid Mr. Ribero $75,000 and $125,000, respectively, for consulting services.

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. Commitments and Contingencies

Letters of Credit

We maintain two irrevocable standby letters of credit.  The first irrevocable standby letter of credit is with the State of Nevada, Division of Insurance.  It acts as a security deposit providing coverage for past, current and future workers compensation claims/liabilities since the Company is self-insured.  This is reviewed annually by the State of Nevada and can be adjusted based on the Company’s prior workers compensation claims experience. The outstanding balance is currently $364,000 and automatically renews on an annual basis.  The second irrevocable standby letter of credit is with Starbucks Coffee Company for $35,000.  This is to ensure performance of the Company’s obligations to Starbucks for the term of the ten year licensing agreement which was effective on December 14, 2010.

Self-Insurance Reserves

We are self-insured up to certain stop loss amounts for employee health coverage for non-union employees as well as workers compensation and general liability cost. Insurance claims and reserves include accruals of estimated settlements for known claims as provided by a third party. In estimating these accruals, we consider historical loss experience and make judgments about the expected levels of costs per claim. We believe our estimates of future liability are reasonable based upon our methodology; however, changes in health care costs, accident frequency and severity and other factors could materially affect the estimate for these liabilities. We continually monitor changes in claim type and incident and evaluate the insurance accrual making necessary adjustments based on the evaluation of these qualitative data points.  As of June 30, 2012 and December 31, 2011, the estimated liabilities for unpaid and incurred but not reported claims totaled $1.1 million and $1.0 million, respectively.

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

In 2011, we introduced a new promotion, Even the Odds Program (“Even the Odds”), which allows first-time customers to be reimbursed for their losses up to $200. Under the promotion, a customer’s actual rated slot loss up to $200 is reimbursed in free slot play with 50%, or up to $100, of that loss reimbursed the same day the customer signs up. The remaining 50% is available in free slot play 30 days from the date of original sign up and is valid for one year. Effective April 18, 2012, new players signing up for Even the Odds can redeem the remaining 50% equally on the second and third day of play.  We record a liability for the estimated cost of the reimbursements under Even the Odds based on our estimate of redemption. As of June 30, 2012 and December 31, 2011, the estimated accrual for the costs of anticipated Program and Even the Odds redemption totaled $0.7 million and $0.6 million, respectively.

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

Pursuant to the Bankruptcy Plan, among other things, we assumed certain obligations and liabilities of the Predecessor. The following represents the current status of such obligations as well as remaining litigation matters. We assumed to pay $0.4 million in satisfaction of the Predecessor’s unsecured claims.  To date, those unsecured claims have yet to be paid and are recorded as a liability in accounts payable. With regard to allowed priority and cure claims and non-professional fee administrative expenses, we have paid approximately $2.9 million with the exception of certain disputed administrative/priority claims (“Disputed Claims”) in the aggregate asserted amount of approximately $1.5 million with the significant Disputed Claims discussed below. We do not anticipate any material additions to such claims or expenses and given our position we have not recognized any additional liability.

The professionals employed at the expense of the bankruptcy estates of the Predecessor and other debtors have filed applications for allowance of approximately $13.5 million in professional fees and expenses against the Predecessor. We dispute and have objected to many of those applications in advance of hearings before the Bankruptcy Court, the first of which occurred on May 11, 2011, and addressed issues of allocation of fees and expenses between the Predecessor and TEH. Following the May 11, 2011 hearing, the Bankruptcy Court requested post-hearing submissions from the parties, which were filed on June 30, 2011.  A second hearing on all other issues subject to the objections will occur approximately eight (8) weeks after the resolution of the allocation issues submitted to the Bankruptcy Court at the hearing that occurred on May 11, 2011. As of June 30, 2012, the Bankruptcy Court has not yet ruled. We believe that our potential liability in respect to such claimed professional fees and expenses is approximately $3.4 million. Management cannot predict the outcome of these Bankruptcy claims and proceedings, therefore, no assurance can be provided as to the ultimate amount that will be paid. We currently have approximately $5.0 million in restricted funds in connection with the reorganization of the Predecessor for the purpose of satisfying liabilities related to professional services incurred as part of the Chapter 11 Cases.

With regard to the Disputed Claims discussed above, Wimar Tahoe Corporation (“Wimar”) and Columbia Sussex Corporation (“CSC”) are companies related by common ownership to the Predecessor that provided management services and incurred expenses through September 2008 which were charged to the Predecessor. Both these companies seek administrative expenses and/or priority claims in the aggregate amount of $0.8 million. On July 27, 2011, the Bankruptcy Court rescheduled the summary judgment motions for oral argument to September 27, 2011. However, the Bankruptcy Court has yet to rule. We currently have recorded a liability in the amount of $0.8 million in accounts payable for this claim.

Finally, TEH has asserted two claims.  The first claim is in regard to the Disputed Claims discussed above, it is an administrative/priority claim for approximately $0.5 million covering management fees and an unliquidated contingent claim relating to alleged workers’ compensation liabilities. We dispute the workers’ compensation liabilities claim in its entirety and a portion of the claimed management fees. Given our position, we have not recorded any liability associated with this Disputed Claim. With regard to the second claim, TEH has asserted that the Predecessor should be responsible for payment of the entire amount of fees and expenses ultimately allocated to the Predecessor, an amount that TEH asserts should be 50% of the entire amounts requested.  The Company, on the other hand, has taken the position that, pursuant to the Bankruptcy Plan, it is responsible only for the Predecessor’s appropriate allocation of professional fees and expenses that were unpaid at the time of confirmation of the Bankruptcy Plan, which would be an amount less than the amount of fees and expenses that the Company’s objections concede should be allocated to the Predecessor. Given our position, we have not recorded any liability associated with this claim. Management cannot predict the outcome and no assurance can be given that the claims asserted will be ultimately disallowed or will not have a material adverse impact on the Company.

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

8. Stockholders’ Equity and Net Loss Per Share

Changes in Stockholders’ Equity

Changes in stockholders’ equity for the six months ended June 30, 2012 were as follows ($ in thousands, unaudited):

Balance, December 31, 2011	$291,444
Share-based compensation	7
Net loss	(13,994)
Accumulated other comprehensive income and (loss)	—
Balance, June 30, 2012	$277,457

Net Loss per Share

Basic net loss per share includes no dilution and is calculated by dividing net loss attributable to the Company by the weighted average number of shares of common stock outstanding during each period. Diluted net loss per share reflects the potential dilution of securities that could share in the earnings or losses of the entity. Due to the net loss in all periods presented, the calculation of diluted per share amounts would create an anti-dilutive result and therefore is not presented. As a result, basic EPS is equal to diluted EPS for the three and six months ended June 30, 2012 and 2011.

The following table shows the number of shares which were excluded from the computation of diluted loss per for the periods indicated, as they were anti-dilutive (shares in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Convertible preferred shares	9,786	8,666	9,786	8,666

Preferred Stock

There was no Class A Preferred stock conversion nor was there any dividend activity. We have not declared and do not anticipate declaring and paying any dividends in the foreseeable future.  As of June 30, 2012, we had approximately $53.2 million in unrecorded dividend liability on 1,645,585 shares of Class A Preferred stock.  Dividends on the Preferred Stock are payable semi-annually in arrears, when, as and if authorized and declared by our board of directors out of legally available funds, on a cumulative basis on the $100 per share original purchase price plus the amount of cumulated and unpaid dividends for any prior dividend periods. Dividends on the Preferred Stock are calculated at a rate of 12.5% per annum and are payable semi-annually in arrears, commencing in February 2010 for the Class A Preferred, October 2010 for the Class A Series 2 Preferred and August 2011 for the Class A Series 3 Preferred.  Dividends payable for each dividend period are computed on the basis of a 360-day year consisting of twelve 30-day months. Any payment of a dividend will first be credited against the earliest cumulated but unpaid dividend due with respect to such share that remains payable.

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

Warrants

Pursuant to the Bankruptcy Plan, we issued a warrant to purchase up to 664,122 shares of our Class B Common to TEH (the “TE Warrant”). The TE Warrant is exercisable by TEH at any time on or prior to the earlier of (i) 5:00 p.m., New York City time, on July 1, 2013, or (ii) a date on which we sell, lease, transfer or otherwise dispose of substantially all of our property, assets or business, another person or entity acquires all or substantially all of our shares of common stock or we consolidate with or merge with or into another person or entity or enter into a business combination with another person. The exercise price per share for the TE Warrant is equal to (a) $66,412,373 plus interest accrued from and after July 1, 2009 at the rate of 15% per annum, compounded annually, divided by (b) 664,122. The current exercise price is $152.83. As of June 30, 2012, the TE Warrant is still outstanding and no value was ascribed to the TE Warrant in the accompanying condensed consolidated financial statements.

9. Share-Based Compensation

We have adopted two Non-Employee Director Restricted Stock Plans (2010 and 2011) which provided for the grant of restricted stock to non-employee directors. Under these plans, we granted 12,000 restricted stock awards to three of our directors (i.e. 4,000 shares per director) of which 1,000 shares vested immediately and the remaining vest equally over a three year period.  We account for share-based awards exchanged for services in accordance with the authoritative accounting guidance for share-based payments. Under the guidance, share-based compensation expense is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense, net of estimated forfeitures, on a straight-line basis over the requisite service period of the award. The following table provides the share-based compensation expense recorded for the periods indicated and is included in general and administrative expenses on the accompanying condensed consolidated statements of operations and comprehensive (loss) income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Share-based compensation expense	$3,667	$2,445	$7,334	$4,890

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10. Employee Benefit Plans

Multi-employer pension plan

We contribute to multi-employer defined benefit pension plans (collectively, “the Plans”) for certain of our union employees under the terms of the applicable bargaining agreements. Risks of participating in a multi-employer plan differs from single-employer plans for the following reasons: (1) assets contributed to a multi-employer plan by one employer may be used to provide benefits to employees of other participating employers; (2) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers; and (3) if a participating employer stops participating, it may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability. The table below includes information on each of our multi-employer defined pension plans and the employer contributions made for the periods indicated (Unaudited):

				Contributions for Three Months Ended June 30,		Contributions for Six Months Ended June 30,
Pension Plan Legal Name	Plan No.	Employer Identification No.	Expiration Date	2012	2011	2012	2011
Southern Nevada Culinary Workers and Bartenders Pension Plan Trust	001	88-6016617	5/31/13	$224,731	$241,344	$445,362	$390,470
Nevada Resort Association I.A.T.S.E. Local 720 Pension Trust	001	51-0144767	5/31/12	42,692	24,843	58,307	44,462
Western Conference of Teamsters Pension Trust	001	91-0681009	3/31/13	97,905	121,476	208,848	203,436
Central Pension Fund of the International Union of Operating Engineers and Participating Employers	001	36-6052390	5/31/11	64,076	64,398	120,315	120,590
Southwest Carpenters Joint Trust Fund	001	95-6042875	7/31/14	20,298	20,716	38,995	39,285
National Electrical Benefit Fund	001	88-6023284	2/28/14	5,352	5,704	9,206	10,581
International Painters and Allied Trades Industry Pension Fund	001	52-6073909	5/31/13	12,128	11,315	20,058	18,194
Total Contributions				$467,182	$489,796	$901,091	$827,018

Retirement Plans

We have a 401(k) defined contribution plan that covers substantially all employees who are not covered by various collective bargaining agreements identified above. The plan allows employees, at their discretion, to make contributions of their before-tax earnings to an annual maximum amount allowed by law. We currently make no employer matching contributions.

11. Subsequent Events

We have evaluated all activity through the issuance date of the condensed consolidated financial statements, and concluded that no material subsequent events have occurred that require recognition in the financial statements or disclosure in the notes to the financial statements other than the Third Amendment to our Loan Agreement as discussed in Note 5.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with management’s discussion and analysis contained in our 2011 Annual Report on Form 10-K and subsequent reports on Form 10-Q, as well as the condensed consolidated financial statements and the notes hereto included in this Quarterly Report on Form 10-Q. This discussion contains certain “forward-looking statements,” including information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” and similar expressions, as well as statements in future tense, identify forward-looking statements.  Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements speak only as of the date the statements are made. You should not put undue reliance on any forward-looking statements. Our actual results may differ materially from those discussed in these forward-looking statements because of the risks and uncertainties inherent in future events.

Overview and Recent Events

Our primary business is the ownership and operation of Tropicana Las Vegas which offers casino gaming, hotel accommodations, dining, entertainment, retail shopping and other resort amenities. Tropicana Las Vegas is conveniently located on 34 acres at the corner of Tropicana Avenue and Las Vegas Boulevard on the Las Vegas Strip. Our property currently offers 1,375 remodeled hotel rooms and suites, a 50,000 square foot casino floor, three restaurants, three casual dining venues, two entertainment venues, and more than 60,000 square feet of flexible convention and meeting space. We also offer a nightclub and beach club (to open in September), state of the art spa and fitness facility, race and sports book, and retail space, all leased to various third parties.

Gaming and other leisure activities that we offer represent discretionary expenditures and participation in such activities may decline during economic downturns, during which consumers generally earn less disposable income. As a casino-based company, our operating results are highly dependent on the volume of customers to our property, which in turn impacts the price that we can charge for our hotel rooms, food and beverage and other amenities.

Current Economic Conditions.  The continued challenging global economic conditions of the last three to four years have negatively impacted our results of operations by affecting visitor volume and overall consumer discretionary spending. Although there has been a slight increase in visitor volume to the Las Vegas market in the recent year, consumer spending continues to remain low. Corporate spending on conventions and business development remains at levels lower than experienced in the past in response to the current global economic conditions. These and other uncertainties have and could continue to adversely affect our results of operations. In addition, the Las Vegas market has seen an influx of hotel room inventory as a result of the opening of the Cosmopolitan Hotel in December 2010 with approximately 3,000 hotel rooms and City Center by MGM Resorts International in December 2009 with approximately 5,900 rooms. The increase in hotel room inventory has resulted in increased competition that impacts room, casino, entertainment, and other revenues.

Seasonality.  Customers of the Tropicana Las Vegas generally wager with cash and pay for non-gaming services with cash or credit cards, making our revenue essentially cash based (less than 20% of casino play and group-related hotel activity is conducted on a credit basis). Our net revenue, and in turn our results of operations, vary by month during the year. A variety of factors may affect the results of any interim period, including the timing of major Las Vegas conventions, the amount and timing of marketing and special events for our customers and the level of play during major events (e.g., Superbowl) and holidays (e.g., New Year’s Eve).

Entertainment Update. We believe in having a wide range of entertainment options that will appeal to a variety of guest preferences, thus increasing our competitiveness. We have recently announced an exclusive 12-week run with Dancing with the Stars: Live in Las Vegas, which began April 14, 2012.  The Tropicana Theater has been transformed into the Dancing with the Stars ballroom, showcasing fan favorite dancers from past seasons along with new routines. Due to popular demand, the Dancing with the Stars show has been extended through August 5, 2012. We have leased our nightclub and beach club to BBCLV, LLC for ten years. The BBCLV, LLC will introduce Las Vegas to the original Bagatelle Champagne party brunch with a new day and nightclub resort experience. In late June, BBCLV, LLC enhanced its plan for the venue to include Las Vegas’ first supper club.  The Bagatelle Bistro will be open for dinner seven nights a week and will feature a 700 seat restaurant that includes two private dining areas. The transition of the venue was effective April 1, 2012, with the new supper club and redesigned nightclub and beach club scheduled to open in September.

Capital Improvement Project.  We believe that having facilities that are attractive and desirable to customers is critical to our competitiveness. In July 2009, we initiated an extensive capital improvement project of our property. The $141.1 million renovation project is complete and we incurred costs of $140.8 million through June 30, 2012.  The completed renovations include: renovation of over 1,300 hotel rooms and suites; a comprehensive casino remodel including a new poker room and sports book; redevelopment of the pool area; a remodel of convention and exhibit center; a reconfiguration of the pedestrian bridge; nightclub, a beach club, and two casual restaurants were added, as well as back-of-house improvements and upgrades.  We anticipate experiencing continued increases in revenues and corresponding expenses as our property attracts new customers and welcomes back loyal customers. Future capital expenditures will be contingent on our ability to obtain additional funding.

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

Summary of Financial Results

The following table highlights our results of operations ($ in thousands, unaudited):

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	2012	2011	Change	2012	2011	Change
Net revenues	$25,416	$24,420	4%	$48,699	41,083	19%
Operating expenses	30,390	33,787	(10)%	60,690	59,487	2%
Operating loss	(4,974)	(9,367)	(46)%	(11,991)	(18,404)	(35)%

Interest expense, net	(1,001)	(34)	n/m	(2,003)	(64)	n/m
Net loss	$(5,975)	$(9,401)	(36)%	$(13,994)	(18,468)	(24)%

Note:   n/m means not meaningful since interest was capitalized in 2011 due to our renovation project.

The following table highlights our various sources of revenues and expenses as compared to the prior period ($ in thousands, unaudited):

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	2012	2011	Change	2012	2011	Change
Casino revenues	$10,266	$9,620	7%	$20,411	$16,943	20%
Casino expenses	6,948	6,402	9%	14,347	11,370	26%
Margin	32%	34%		30%	33%

Room revenue	$10,216	$8,510	20%	$18,840	$14,920	26%
Room expense	4,546	4,486	1%	8,918	8,161	9%
Margin	56%	48%		53%	45%

Food and beverage revenues	$6,578	$7,534	(13)%	$12,870	$11,510	12%
Food and beverage expenses	5,578	6,922	(19)%	10,952	10,976	—%
Margin	15%	8%		15%	5%

Other revenues	$1,191	$1,144	4%	$2,308	$1,883	23%
Other expenses	1,260	965	31%	2,421	1,744	39%

Results of Operations

Three months ended June 30, 2012 (“Current Quarter”) compared to the three months ended June 30, 2011 (“Prior Year Quarter”)

Net Revenue.  Net revenues increased $1.0 million for the Current Quarter as compared to the Prior Year Quarter primarily due to an increase in room revenue driven by an increase in daily room rates.

Operating Loss.  The operating loss decreased by $4.4 million for the Current Quarter as compared to the Prior Year Quarter which was primarily due to a $3.4 million decrease in operating expenses and $1.0 million increase in net revenues as noted above. We experienced a $1.9 million reduction in selling, general and administrative expenses and $1.3 million reduction in food and beverage expenses slightly offset by higher casino expenses and higher depreciation and amortization associated with the 2011 completion of our renovation project.  In addition, we did not incur any pre-opening expenses in 2012 which resulted in savings of $1.7 million.

Casino.  During the Current Quarter, casino revenues were $10.2 million compared to $9.6 million in the Prior Year Quarter. The $0.6 million increase for the Current Quarter was due to an increase in table game revenues attributable to increased volume generated by new hosts and independent agents.  Table game revenues accounted for $3.0 million in casino revenues.  Slot revenues accounted for $7.2 million and remained relatively flat from the Prior Year Quarter. Casino expenses were $6.9 million for the Current Quarter with a $0.5 million increase over the Prior Year Quarter. The majority of the increase was commensurate with the increased revenues as well as costs associated with driving new business. As a result of the increased casino expenses, the casino operating margin decreased 2 percentage points in the Current Quarter as compared to the Prior Year Quarter.

Room.  During the Current Quarter, room revenues were $10.2 million compared to $8.5 million in the Prior Year Quarter.  Room revenue increased $1.7 million for the Current Quarter as compared to the Prior Year Quarter, which was attributable to an increase in average daily rate to $79 from $66 while the occupancy percentage remained flat at 93.0% from 93.6% for the same period last year. Room expense increased $0.1 million for the Current Quarter as compared to the Prior Year Quarter, due to higher payroll expense as well as higher laundry and linen service costs.  As a result of the increased room revenue, the hotel operating margin increased 8 percentage points in the Current Quarter as compared to the Prior Year Quarter.

Food and Beverage.  During the Current Quarter, food and beverage revenues were $6.6 million compared to $7.5 million in the Prior Year Quarter. Food and beverage revenues decreased approximately $0.9 million for the Current Quarter as compared to the Prior Year Quarter.  The decrease was primarily due to the closing of the nightclub and beach club in March 2012.  As stated above in the entertainment section, we have leased our nightclub and beach club to BBCLV, LLC for ten years. These venues are set to open in September and the income generated by these venues will be recognized in other revenue.  Food and beverage expenses decreased approximately $1.3 million for the Current Quarter as compared to the Prior Year Quarter primarily due to the closing of the nightclub and beach club.  As a result of the nightclub and beach club closing, the food and beverage operating margin increased 7 percentage points in the Current Quarter as compared to the Prior Year Quarter.

Other.  Other revenues primarily include income from convention services, entertainment and leased outlets. Other revenues were $1.2 million for the Current Quarter compared to $1.1 million in the Prior Year Quarter.

Selling, General and Administrative.  Selling, general and administrative expenses decreased $1.9 million or 30% for the Current Quarter as compared to the Prior Year Quarter. The decrease was due to $0.3 million in lower payroll expense as a result of cost reduction and efficiency initiatives implemented by management and $1.6 million lower legal and advertising expenses associated with one-time expenses of re-launching the property.

Maintenance and Utilities.  Maintenance and utilities expense decreased by $0.1 million for the Current Quarter as compared to the Prior Year Quarter due to our preventive maintenance program, which was implemented at the end of 2011.

Depreciation and Amortization.  Depreciation and amortization expense increased $0.7 million for the Current Quarter as compared to the Prior Year Quarter primarily related to the completion of our capital improvement project in 2011.

Preopening Expenses.  There were no preopening expenses for the Current Quarter as compared to $1.7 million primarily related to the opening of the nightclub and beach club for the Prior Year Quarter.

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

Six months ended June 30, 2012 (“Current Period”) compared to the six months ended June 30, 2011
 (“Prior Year Period”)

Net Revenue.  Net revenues increased $7.6 million for the Current Period as compared to the Prior Year Period primarily due to the completion of the casino remodel, restaurant renovations and additions in the second quarter of 2011 as well as the renovation of over 1,300 rooms and suites.  These capital improvement projects resulted in the closure of sections of our casino floor, hotel rooms and food and beverage facilities resulting in disruption and inconvenience to our customers and a corresponding reduction in revenues.

Operating Loss.  The operating loss decreased by $6.4 million for the Current Period as compared to the Prior Year Period, which was primarily due to an increase in net revenues as noted above directly offset by corresponding direct operating costs and expenses.  In addition, we experienced a $1.6 million increase in depreciation and amortization expense as a result of the completion of our capital renovations, partially offset by a $2.5 million reduction in selling, general and administrative expenses as a result of cost reduction and efficiency initiatives implemented by management.  In addition, we did not incur any pre-opening expenses since most capital improvements were completed in 2011.

Casino.  Casino revenues increased $3.5 million for the Current Period as compared to the Prior Year Period.  Table game revenues accounted for $3.0 million of the increase in casino revenues as a result of increased volume from new hosts and independent agents as well as higher hold percentage.  Slot revenues accounted for $0.5 million of the increase in casino revenues due to the addition of 129 new slot machines as well as successful marketing efforts to promote repeat visits.  Casino expenses increased $3.0 million for the Current Period, as compared to the Prior Year Period. The majority of the increase was commensurate with the increased revenues as well as costs associated with driving new business. As a result of the increased casino expenses, the casino operating margin decreased 2 percentage points in the Current Period as compared to the Prior Year Period.

Room.  Room revenue increased $3.9 million for the Current Period as compared to the Prior Year Period, which was attributable to an increase in average daily rate to $79 from $64 as well as a slight increase in occupancy percentage to 85.9% from 85.2% for the same period. Room expense increased $0.8 million for the Current Period as compared to the Prior Year Period, due to a $0.5 million increase in payroll as result of added employees as well as a $0.3 million increase in laundry and linen services.  As a result of the increased room revenue, the hotel operating margin increased 8 percentage points in the Current Period as compared to the Prior Year Period.

Food and Beverage.  Food and beverage revenues increased approximately $1.4 million for the Current Period as compared to the Prior Year Period.  The increase was primarily due to the opening of our food court in April 2011, the operation of the nightclub and beach club from May 2011 through March 2012 as well as increased revenues in our café and steakhouse dining venues.  Food and beverage expenses remained flat at $10.9 million for both Current Period and Prior Year Period primarily due to the closing of the nightclub and beach club in March 2012.  As a result of the increased food and beverage revenues and the closing of the nightclub and beach club, the food and beverage operating margin increased 10 percentage points in the Current Period as compared to the Prior Year Period.

Other.  Other revenues primarily include income from convention services, entertainment, and leased outlets. Other revenues increased by $0.4 million for the Current Period as compared to the Prior Year Period, primarily as a result of increased income from convention services, particularly audio visual rentals.

Selling, General and Administrative.  Selling, general and administrative expenses decreased $2.5 million or 21% for the Current Period as compared to the Prior Year Period. The decrease was due to lower payroll, legal, and advertising expenses as a result of cost reduction and efficiency initiatives implemented by management as well as the elimination of one- time expenses associated with re-launching the property.

Maintenance and Utilities.  Maintenance and utilities expense decreased $0.2 million for the Current Period as compared to the Prior Year Period due to our preventive maintenance program which was implemented at the end of 2011.

Depreciation and Amortization.  Depreciation and amortization expense increased $1.6 million for the Current Period as compared to the Prior Year Period primarily related to the completion of our capital improvement project in 2011.

Preopening Expenses.  There were no preopening expenses for the Current Period as compared to $2.1 million related to the opening of the nightclub and beach club for the Prior Year Period.

Interest Expense.  Interest expense was $2.0 million for the Current Period, as compared to a nominal amount for the Prior Year Period. Interest associated with major construction projects is capitalized as part of the cost of the constructed assets.  Capitalization of interest ceases when the project is substantially complete or development activity is suspended for more than a brief period.  We substantially completed our major renovation project in 2011, thus we have ceased capitalizing interest. Capitalized interest for the Prior Year Period was $1.5 million. We also increased our long-term debt borrowing by $10.3 million from June 30, 2011 related to funding our capital improvement project.

Liquidity and Capital Resources

Loan Agreement

We entered into a $60.0 million loan agreement (the “Loan Agreement”) dated March 10, 2010 (as amended by the First Amendment dated April 26, 2011 and as further amended by the Second Amendment dated August 26, 2011). The Loan Agreement is comprised of a $50.0 million revolving credit facility (the “Revolver A”) and a $10.0 million delayed draw term loan (the “Term Loan”). The maturity date of the Loan Agreement is March 2014. The Revolver A bears interest at 4% per annum. The fee for any unfunded portion of the Revolver A is 0.75%. Proceeds from the Revolver A were used to finance capital improvement projects and other general corporate purposes. Proceeds from the Term Loan were used to finance the construction and build-out of our nightclub and related amenities as part of our capital improvement project. The Term Loan bears interest at 6% per annum and requires equal monthly installments beginning on January 31, 2013, and on the last business day of each calendar month thereafter. Each installment of principal shall be in an amount sufficient to fully amortize the outstanding principal balance of the Term Loan by the stated maturity date. The fee for any undrawn portion of the Term Loan is 1.00%. As of June 30, 2012, the current portion of the Term Loan is $4.0 million.

The Loan Agreement contains customary affirmative, negative and financial covenants. The covenants, among other things, restrict, subject to certain exceptions, our ability to: incur additional indebtedness; create, incur, assume or permit to exist liens on property or assets; make, incur or assume certain investments; engage in mergers or consolidations; sell assets; pay dividends or make distributions; make optional prepayments of certain indebtedness; engage in certain transactions with affiliates; enter into sale-leaseback transactions; restricts our payments of management fees; and limits capital expenditures to not more than $61.2 million in 2011 and $10.0 million in 2012. As of June 30, 2012, we are in compliance with all of our material covenants.

On July 2, 2012, we entered into a Third Amendment which establishes an additional $5.0 million revolving credit facility (“Revolver B”) and modifies certain financial and non financial covenants.  The Revolver B matures on March 2014 and bears interest at 5% per annum.  Among other things, the Third Amendment (i) eliminates the minimum fixed charge coverage ratio the Company was subjected to; (ii) requires the company to meet certain criteria EBITDA minimums for the period March 1, 2012 through December 31, 2012 and then on a quarterly basis going forward, with a standard cure provision if the EBITDA minimums are not met; (iii) increases the maximum capital expenditures for 2012 from $10.0 million to $20.0 million while requiring the additional spending to be funded through an equity offering; and (iv) allows the Company to pay certain related party management fees.

Substantially all of the assets of Tropicana Las Vegas are pledged as collateral under the Loan Agreement and priority of liens and security interest were granted to our lenders. Pursuant to the terms of the Loan Agreement, we were required to establish an interest reserve account for payments of quarterly interest.  As of June 30, 2012, the interest reserve account had a balance of $2.2 million.

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

Our primary sources of liquidity are now comprised of cash flows from operations and a revolving line of credit.  We believe that our existing cash balance and cash flows from operations will be adequate to meet our financial and operating obligations in 2012. We recently increased our borrowing line under our Loan Agreement by $5.0 million. We continue to closely monitor and manage our cash position given the current economic environment. If our sources of capital are inadequate to fund our long-term liquidity requirements, including our need to service our existing debt obligations as they come due, we will attempt to procure additional financing, including debt financing or additional equity financing, to fund our operations, capital expenditures and debt service requirements.

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

Cash Flows from Operating Activities

During the Current Period June 30, 2012, cash flows used in operating activities were $0.3 million as compared to $6.2 million for the Prior Year Period, reflecting an increase in cash flows from operating activities. The increase in cash flows from operating activities is the result of the completion of our capital improvements, allowing for greater revenue streams within our resort, our marketing of those capital improvements, and our cost reduction initiatives.

Cash Flows Used in Investing Activities

Cash used for capital expenditures were approximately $3.5 million for the Current Period. During the Prior Year Period, cash used for capital expenditures and change in construction payables were approximately $32.4 million. The decrease in cash used for capital expenditures is the result of the completion of our capital improvements project.

Cash Flows (Used in) Provided by Financing Activities

As of December 31, 2011, we had fully utilized our borrowing base under the Loan Agreement. During the Current Period, we paid $0.1 million in principal payments under capital leases.  For the Prior Year Period, we borrowed $29.8 million to pay for our capital improvements and made capital leases payments of $0.8 million. In addition, we completed a $35.0 million rights offering in May 2011 pursuant to which we issued and sold 350,000 shares of our Class A Series Preferred to a certain number of existing stockholders.

Off-Balance Sheet Arrangements

We have no special purpose entities, financing partnerships, guarantees or off-balance sheet arrangements other than $0.4 million of outstanding letters of credit discussed in Note 7 “Commitments and Contingencies” to the condensed consolidated financial statements.

Recent Accounting Pronouncements

Reference is made to Note 3 “Recent Accounting Pronouncements” to the Financial Statements included elsewhere in this filing for a description of certain recently issued accounting pronouncements. We do not expect any of such recently issued accounting pronouncements to have a material effect on our condensed consolidated financial statements or results of operations.

Critical Accounting Policies

A description of our critical accounting policies can be found in the audited consolidated financial statements and notes included thereto in our Annual Report on Form 10-K for the year ended December 31, 2011. There were no material changes to our critical accounting policies during the six months ended June 30, 2012.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of the end of the period covered by this report.  This conclusion is based on an evaluation as required by Rule 13a-15(e) under the Exchange Act conducted under the supervision and participation of the principal executive officer and principal financial officer along with the Company’s management.  Disclosure controls and procedures are those controls and procedures which ensure that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with Securities and Exchange Commission (“SEC”) rules and regulations.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter to which this report relates that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

Reference is made to the legal proceedings reported under Note 7 “Commitments and Contingencies” of the condensed consolidated financial statements included in this Form 10-Q.

Item 1A.  Risk Factors

Our business has many risks. Factors that could materially adversely affect our business, financial condition, operating results or liquidity are described under “Risk Factors” in Item I of our Annual Report on Form 10-K for the year ended December 31, 2011. This information should be considered carefully, together with other information in this report and other reports and materials we file with the SEC.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any of our unregistered equity securities during the quarter ended June 30, 2012.

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

Exhibit Number	Exhibit Description
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

10.19
Third Amendment Loan Agreement, dated July 2, 2012 (amending the Loan Agreement, dated March 17, 2010), between Tropicana Las Vegas, Inc., as the Borrower, and Wells Fargo Principal Investments, LLC as a Lender and Wells Fargo National Association, as the Administrative Agent for the Lenders (Incorporated herein by reference to the Company’s Form 8-K filed on July 3, 2012).

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

Exhibit Number	Exhibit Description
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

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

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

Date: August 7, 2012	By:	/s/ Alex Yemenidjian
Alex Yemenidjian
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 7, 2012	By:	/s/ Marie Ramsey
Marie Ramsey
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)