Form 10-Q
period 2012-09-30
Tropicana Las Vegas Hotel & Casino, Inc.
filed 2012-11-05
CIK 1479046

b

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

(702) 739-3530

(Registrant's telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of October 31, 2012 there were 4,582,151 shares outstanding of the registrant's Class A Common Stock, $0.01 par value and no shares outstanding of the registrant's Class B Common Stock, $0.01 par value. The issued and outstanding equity securities of the registrant are not publicly traded.

FORM 10-Q

INDEX

PART I. FINANCIAL INFORMATION	1

Item 1. Financial Statements	1

Condensed Consolidated Balance Sheets as of September 30, 2012 (Unaudited) and December 31, 2011 (Audited)	1
Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the three and nine months ended September 30, 2012 and 2011	2
Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011	3
Notes to Unaudited Condensed Consolidated Financial Statements	4

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	23

Item 4. Controls and Procedures	24

PART II. OTHER INFORMATION	24

Item 1. Legal Proceedings	24

Item 1A. Risk Factors	24

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3. Defaults Upon Senior Securities	24

Item 4. Mine Safety Disclosures	24

Item 5. Other Information	24

Item 6. Exhibits	25

Signatures	28

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	September 30, 2012 (Unaudited)	December 31, 2011

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,744	$12,166
Restricted cash	6,532	8,518
Receivables, net	4,594	2,839
Inventories	848	1,007
Prepaid expenses and other current assets	2,055	2,250
Total current assets	21,773	26,780
Property and equipment, net	333,407	342,462
Other assets, net	3,481	4,623
TOTAL ASSETS	$358,661	$373,865

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$6,277	$236
Accounts payable	10,092	8,927
Construction payable	—	71
Accrued payroll and related	4,593	4,297
Accrued gaming and related	1,796	1,848
Other accrued expenses and current liabilities	3,318	2,830
Total current liabilities	26,076	18,209
Long-term debt, less current portion	59,327	60,509
Accrued management fees	4,817	3,463
Other long-term liabilities	703	240
Total liabilities	90,923	82,421

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY:
Class A convertible participating preferred stock, $0.01 par value, 750,000 shares authorized, issued and outstanding	8	8
Class A series 2 convertible participating preferred stock, $0.01 par value, 545,702 shares authorized; 545,585 shares issued and outstanding	5	5
Class A series 3 convertible participating preferred stock, $0.01 par value, 350,000 shares authorized, issued and outstanding	3	3
Class A common stock, $0.01 par value, 15,000,000 shares authorized; 4,582,151 and 4,579,151 shares issued and outstanding	46	46
Class B common stock, $0.01 par value, 5,182,808 shares authorized; no shares issued or outstanding	—	—
Additional paid-in capital	394,538	394,527
Accumulated deficit	(126,862)	(103,145)
Total stockholders' equity	267,738	291,444
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$358,661	$373,865

The accompanying notes are an integral part of these condensed consolidated financial statements.

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE (LOSS) INCOME

(amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

REVENUES:
Casino	$9,761	$8,993	$30,173	$25,936
Room	8,927	8,916	27,767	23,836
Food and beverage	5,595	7,823	18,466	19,333
Other	960	1,086	3,267	2,969
Gross revenues	25,243	26,818	79,673	72,074
Less promotional allowances	(2,840)	(2,749)	(8,570)	(6,922)
Net revenues	22,403	24,069	71,103	65,152

OPERATING EXPENSES:
Casino	7,685	6,905	22,031	18,275
Room	4,423	4,715	13,340	12,876
Food and beverage	5,151	7,362	16,103	18,338
Other	880	761	3,301	2,505
Selling, general and administrative	4,651	6,264	13,685	17,758
Maintenance and utilities	3,538	3,421	9,206	9,240
Depreciation and amortization	4,645	4,764	13,993	12,545
Preopening	—	—	—	2,144
Writedown on other assets	—	675	—	675
Loss (gain) on asset disposals, net	86	—	91	(2)
Total operating expenses	31,059	34,867	91,750	94,354

OPERATING LOSS	(8,656)	(10,798)	(20,647)	(29,202)

OTHER (EXPENSES) INCOME:
Interest income	2	2	5	6
Interest expense	(1,069)	(34)	(3,075)	(102)
Total other (expenses) income	(1,067)	(32)	(3,070)	(96)

NET LOSS	(9,723)	(10,830)	(23,717)	(29,298)

Other comprehensive income (loss)	—	—	—	—

COMPREHENSIVE LOSS	$(9,723)	$(10,830)	$(23,717)	$(29,298)

NET LOSS PER COMMON SHARE
Basic and diluted	$(2.12)	$(2.37)	$(5.18)	$(6.43)

Weighted average common shares outstanding:
Basic	4,581	4,578	4,580	4,556
Diluted	n/a	n/a	n/a	n/a

The accompanying notes are an integral part of these condensed consolidated financial statements.

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(23,717)	$(29,298)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,993	12,545
Share-based compensation	11	12
Amortization of debt issuance costs	1,038	1,010
Writedown on other assets	—	675
(Gain) loss on disposition of assets	91	(2)
Changes in operating assets and liabilities
Restricted cash	1,986	394
Receivables, net	(1,755)	(1,324)
Inventories, prepaid expenses and other assets	354	(520)
Other assets	154	(64)
Accounts payable, accrued expenses and other current liabilities	3,714	3,112
Net cash used in operating activities	(4,131)	(13,460)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4,933)	(45,932)
Change in construction payable	(71)	(396)
Proceeds from sale of property and equipment	8	4
Net cash used in investing activities	(4,996)	(46,324)

CASH FLOWS FROM FINANCING ACTIVITES:
Proceeds from issuance of preferred stock	—	35,000
Borrowings under loan agreement	5,000	45,840
Repayments under loan agreement	—	(17,500)
Principal payments on capital leases	(227)	(1,063)
Debt issuance costs	(68)	(42)
Net cash provided by financing activities	4,705	62,235

Net (decrease) increase in cash and cash equivalents	(4,422)	2,451
Cash and cash equivalents, beginning of period	12,166	9,981
Cash and cash equivalents, end of period	$7,744	$12,432

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amount capitalized $0 and $2.4 million, respectively	$1,990	$101
Property and equipment financed by debt	85	1,324

The accompanying notes are an integral part of these condensed consolidated financial statements.

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Nature of Business

Tropicana Las Vegas Hotel and Casino, Inc., is a Delaware corporation formed in June 2009 for the primary purpose of owning and operating Tropicana Las Vegas Immediate Holdings, Inc., and its wholly owned subsidiary Tropicana Las Vegas, Inc. (collectively, “Tropicana Las Vegas”). Tropicana Las Vegas offers casino gaming, hotel accommodations, dining, entertainment, retail shopping and other resort amenities. Tropicana Las Vegas is conveniently located on 34 acres at the corner of Tropicana Avenue and Las Vegas Boulevard on the Las Vegas Strip. Our property currently offers 1,375 remodeled hotel rooms and suites, a 50,000 square foot casino floor, three restaurants, three casual dining venues, two entertainment venues, and more than 60,000 square feet of flexible convention and meeting space. We also offer a nightclub and beach club (nightclub to open in late October or early November), state of the art spa and fitness facility, race and sports book, and retail space, all leased to various third parties.

As a casino-based company, our operating results are highly dependent on a number of factors including the state of the United States economy, the amount of discretionary consumer and corporate spending in Las Vegas and the level of competition in the Las Vegas casino market. We have been operating at a loss with negative cash flow since we commenced operations on July 1, 2009. Our primary sources of liquidity have been comprised of cash flows from operations, a revolving line of credit, term loan and three rights offering. On September 28, 2012, we initiated a fourth rights offering (the “Rights Offering”) for up to $40.0 million of a new series of preferred stock, to raise additional capital to use for general corporate purposes, including funding of the ongoing capital improvements at the Company's hotel and casino. The Company anticipates completing the Rights Offering by mid- to late-November.

We believe that our existing cash balance, cash flows from operations and the Rights Offering will be more than adequate to meet our financial, operating and debt obligations over the next twelve months. However, we will continue to closely monitor and manage our cash position given the current economic environment. If our sources of capital are inadequate to fund our long-term liquidity requirements, including our need to service our existing debt obligations as they come due, we will attempt to procure additional financing, including debt financing or additional equity financing, to fund our operations, capital expenditures and debt service requirements. We can provide no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available in amounts sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.

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

Reclassifications

Certain reclassifications were made to the condensed consolidated financial statements for the three and nine months ended September 30, 2011 in order to conform to the September 30, 2012 presentation. These reclassifications had no effect on the net loss previously reported.

Fair Value Measurement

The fair values of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate carrying values due to the short term maturity of these items.

Fair value is defined in the authoritative guidance as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance also establishes a framework for measuring fair value and expands disclosures about fair value measurements. The fair value framework requires the categorization of assets and liabilities into three levels based upon assumptions (inputs) used to price the assets and liabilities. Level 1 provides the most reliable measure of fair value, whereas, Level 3 generally requires significant management judgment. The three levels are defined as follows: Level 1: quoted market prices in active markets for identical assets or liabilities; Level 2: observable market-based inputs or unobservable inputs that are corroborated by market data and Level 3: unobservable inputs that are not corroborated by market data. As of September 30, 2012, the Company had no assets or liabilities measured at fair value on a recurring basis.

3. Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued an update to Accounting Standards Codification (“ASC”) No. 220, Presentation of Comprehensive Income, which eliminates the option to present other comprehensive income and its components in the statement of stockholders' equity. The Company could elect to present the items of net income and other comprehensive income in a single continuous statement of comprehensive income or in two separate, but consecutive statements. The provisions of ASC No. 220 were adopted by the Company in the first quarter of 2012, which is the period it became effective for the Company. The Company elected to present the items of net income and comprehensive income in one single continuous statement for this interim presentation. See the Company's condensed consolidated statements of operations and comprehensive (loss) income.

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

4. Property and Equipment, net

Property and equipment, net consists of the following ($ in thousands):

	September 30, 2012 (Unaudited)	December 31, 2011

Land and improvements	$205,293	$204,987
Building and improvements	113,454	111,339
Furniture, fixtures and equipment	53,356	51,888
Construction in progress	2,705	1,996
	374,808	370,210
Less: accumulated depreciation and amortization	(41,401)	(27,748)
Property and equipment, net	$333,407	$342,462

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Capitalized interest and debt issuance cost	$—	$877	$—	$2,399

5. Debt

Long-term debt consists of the following ($ in thousands):

	September 30, 2012 (Unaudited)	December 31, 2011

Revolver A, $50 million limit, due March 2014, interest at 4%	$49,601	$49,601
Revolver B, $5 million limit, due March 2014, interest at 5%	5,000	—
Term Loan, $10 million limit, due March 2014, interest at 6%	10,000	10,000
Other long-term debt	1,003	1,144
	65,604	60,745
Less current portion	(6,277)	(236)
Total long-term debt, net	$59,327	$60,509

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Loan Agreement

We entered into a $60.0 million loan agreement (the “Loan Agreement”) dated March 10, 2010 (as amended by the First Amendment dated April 26, 2011 and as further amended by the Second Amendment dated August 26, 2011). The Loan Agreement is comprised of a $50.0 million revolving credit facility (the “Revolver A”) and a $10.0 million delayed draw term loan (the “Term Loan”). The Revolver A bears interest at 4% per annum. The fee for any unfunded portion of the Revolver A is 0.75%. Proceeds from the Revolver A were used to finance capital improvement projects and other general corporate purposes. Proceeds from the Term Loan were used to finance the construction and build-out of our nightclub and related amenities as part of our capital improvement project. The Term Loan bears interest at 6% per annum and requires equal monthly installments beginning on January 31, 2013, and on the last business day of each calendar month thereafter. Each installment of principal shall be in an amount sufficient to fully amortize the outstanding principal balance of the Term Loan by the stated maturity date. The fee for any undrawn portion of the Term Loan is 1.00%. As of September 30, 2012, the current portion of the Term Loan is $6.0 million.

The Loan Agreement contains customary affirmative, negative and financial covenants. The covenants, among other things, restrict, subject to certain exceptions, our ability to: incur additional indebtedness; create, incur, assume or permit to exist liens on property or assets; make, incur or assume certain investments; engage in mergers or consolidations; sell assets; pay dividends or make distributions; make optional prepayments of certain indebtedness; engage in certain transactions with affiliates; enter into sale-leaseback transactions; restricts our payments of management fees; and limits capital expenditures to not more than $61.2 million in 2011 and $10.0 million in 2012. As of September 30, 2012, we are in compliance with all of our material covenants.

On July 2, 2012, we entered into a Third Amendment which establishes an additional $5.0 million revolving credit facility (“Revolver B”) and modifies certain financial and non financial covenants. The Revolver B matures on March 2014 and bears interest at 5% per annum. Among other things, the Third Amendment (i) eliminates the minimum fixed charge coverage ratio the Company was subjected to; (ii) requires the Company to meet certain EBITDA minimums for the period March 1, 2012 through December 31, 2012 and then on a quarterly basis going forward, with a standard cure provision if the EBITDA minimums are not met; (iii) increases the maximum capital expenditures for 2012 from $10.0 million to $20.0 million while requiring the additional spending to be funded through an equity offering; and (iv) allows the Company to pay certain related party management fees.

Substantially all of the assets of Tropicana Las Vegas are pledged as collateral under the Loan Agreement and priority of liens and security interest were granted to our lenders. Pursuant to the terms of the Loan Agreement, we were required to establish an interest reserve account for payments of quarterly interest. As of September 30, 2012 and December 31, 2011, the interest reserve account had a balance of $1.5 and $3.5 million, respectively. The following table provides interest incurred on the Loan Agreement for the periods indicated ($ in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest incurred	$702	$551	$1,990	$1,401

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Amortization of debt issuance cost	$352	$343	$1,038	$1,042

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

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other Long-Term Debt

We lease certain equipment under capital leases. These agreements are capitalized at the present value of the future minimum lease payments at inception and are included in property and equipment. Under the terms, certain lease agreements are non-interest bearing. As a result, no imputed interest was recorded as it was not material to the financial statements. We have the following capital leases:

			Principal Payments Three Months Ended September 30,		Principal Payments Nine Months Ended September 30,
Lease Property	Monthly Payment	Residual Lease Payment	2012	2011	2012	2011

Digital Marquee Signs, $1.2 million, interest at 6.9%, maturing July 2015	$21,243	$115,742	$50,309	$46,796	$148,194	$138,173

Cash Kiosk Stations $0.3 million, maturing March 2015	2,300	142,000	7,765	8,836	23,450	21,347

Slot Machines $0.1 million, maturing March 2013	7,123	—	42,741	—	42,741	—

Digital Signage $0.1 million, maturing May 2012	2,123	—	—	2,122	12,737	23,352

Slot Machines, $2.3 million, maturing Sept and Nov 2011	—	—	—	255,320	—	810,700

Software License $0.4 million, maturing Jan 2011	—	—	—	—	—	69,596
Total Payments		$257,742	$100,815	$313,074	$227,122	$1,063,168

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

The Management Agreement provides for Trilliant to assist us in the management and operation of Tropicana Las Vegas beginning December 1, 2010 and terminating on November 30, 2020. For each fiscal year or portion thereof during the term of the Management Agreement, we will pay Trilliant a fee equal to the sum of 2% of all revenue from the operation of Tropicana Las Vegas (the “Revenue Fee”) and 5% of EBITDA after reduction of the Revenue Fee (each as defined). As of September 30, 2012 and December 31, 2011, we have $3.0 million and $1.8 million, respectively, recorded as accrued management fees for Trilliant and have not accrued interest on these management fees since these fees are subject to restrictions under the Loan Agreement. The following table provides Trilliant management fees recorded for the periods indicated and is included in general and administrative expenses on the accompanying condensed consolidated statements of operations and comprehensive (loss) income ($ in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Management fee expense	$448	$481	$1,422	$1,303

For both Armenco and Trilliant, the Loan Agreement restricts our payments of management fees until the earlier of a) the date on which the outstanding principal has been repaid in full or b) the date on which EBITDA for the prior 12 month period is equal to or greater than $20.0 million, and upon the condition that no default or event of default is continuing under the Loan Agreement. Pursuant to the Third Amendment under the Loan Agreement, the Company is permitted to pay a portion of the management fees for reimbursement of tax liabilities actually incurred and paid. For the three and nine months ended September 30, 2012, we paid Armenco $67,963 for reimbursement of tax liabilities incurred for the tax years 2009 through 2011.

Consulting Agreement

On March 21, 2012, the Company entered into a consulting agreement (the “Agreement”) with Mr. Michael Ribero, an independent director of the Company, pursuant to which Mr. Ribero provides consulting services in connection with developing marketing initiatives for the Company.  The Agreement has a retroactive term beginning January 1, 2012 and continuing thereafter until terminated at the Company's sole discretion. Mr. Ribero received $12,500 per month for January and February 2012 and will receive $25,000 per month for March 2012 and thereafter. In addition, Mr. Ribero has the opportunity to receive performance bonuses at the Company's discretion, and reimbursement of all reasonable business expenses incurred on behalf of the Company.  Mr. Ribero will hold the title of Strategic Advisor, Office of the Chairman. The Company has obtained a limited waiver from the requisite number of stockholders that such consulting agreement will not be taken into account in determining whether Mr. Ribero is independent for purposes of the Company's governing documents. For the three and nine months ended September 30, 2012, we paid Mr. Ribero $75,000 and $200,000, respectively, for consulting services.

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. Commitments and Contingencies

Letters of Credit

We maintain two irrevocable standby letters of credit. The first irrevocable standby letter of credit is with the State of Nevada, Division of Insurance. It acts as a security deposit providing coverage for past, current and future workers compensation claims/liabilities since the Company is self-insured. This is reviewed annually by the State of Nevada and can be adjusted based on the Company's prior workers compensation claims experience. The outstanding balance is currently $364,000 and automatically renews on an annual basis. The second irrevocable standby letter of credit is with Starbucks Coffee Company for $35,000. This is to ensure performance of the Company's obligations to Starbucks for the term of the ten year licensing agreement which was effective on December 14, 2010.

Self-Insurance Reserves

We are self-insured up to certain stop loss amounts for employee health coverage for non-union employees as well as workers compensation and general liability cost. Insurance claims and reserves include accruals of estimated settlements for known claims as provided by a third party. In estimating these accruals, we consider historical loss experience and make judgments about the expected levels of costs per claim. We believe our estimates of future liability are reasonable based upon our methodology; however, changes in health care costs, accident frequency and severity and other factors could materially affect the estimate for these liabilities. We continually monitor changes in claim type and incident and evaluate the insurance accrual making necessary adjustments based on the evaluation of these qualitative data points. As of September 30, 2012 and December 31, 2011, the estimated liabilities for unpaid and incurred but not reported claims totaled $0.9 million and $1.0 million, respectively.

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

In 2011, we introduced a new promotion, Even the Odds Program (“Even the Odds”), which allows first-time customers to be reimbursed for their losses up to $200. Under the promotion, a customer's actual rated slot loss up to $200 is reimbursed in free slot play with 50%, or up to $100, of that loss reimbursed the same day the customer signs up. The remaining 50% is available in free slot play 30 days from the date of original sign up and is valid for one year. Effective April 18, 2012, new players signing up for Even the Odds must redeem the remaining 50% equally on the second and third day of play. We record a liability for the estimated cost of the reimbursements under Even the Odds based on our estimate of redemption. As of September 30, 2012 and December 31, 2011, the estimated accrual for the costs of anticipated Program and Even the Odds redemption totaled $0.7 million and $0.6 million, respectively.

Sales and Use Tax on Complimentary Meals

In February 2012, the Nevada Department of Taxation immediately imposed sales tax on complimentary meals provided to gaming patrons and for meals provided to employees for free on a regular basis. For complimentary meals provide to gaming patrons the sales tax would be imposed on the retail value of the food and for employees on the cost of the food for the meal. The new regulations came after a 2008 ruling where Nevada Supreme Court rendered a decision stating complimentary meals to gaming patrons and employees were exempt from use tax. The ruling however provided the State the opportunity to collect a sales tax on the complimentary meals if it could show consideration for the meals. On February 14, 2012, the Nevada Tax Commission issued a ruling that consideration does exist for complimentary meals to gaming patrons “if you are providing meals to patrons through a program whereby the patron gambles and decisions to provide complimentary meals to that patron are based on that gaming activity. The collection of the sales tax would not begin until July 31, 2012.  However, the sales tax would apply to all complimentary meals on or after February 15, 2012. We expect that the Nevada Tax Commission ruling will be appealed through the Nevada courts. As of September 30, 2012, we have a sales tax liability of $0.2 million covering the period of February 15 through September 30, 2012 for complimentary meals provided to customers and employees.

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

On May 5, 2008 (the “Petition Date”), TEH together with certain of its subsidiaries, including the Predecessor, filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) for relief, seeking to reorganize their businesses under the provisions of the Bankruptcy Code (the “Chapter 11 Cases”). As TEH and certain of its subsidiaries progressed towards an exit from the Chapter 11 Cases, it was determined that given their capital structures and the claims arising there under, as well as the nature of the business operations, two separate plans were warranted. Accordingly, TEH proposed two separate plans of reorganization, one for the Predecessor (“the Bankruptcy Plan”) and one for TEH's other gaming properties. The Bankruptcy Plan was confirmed by the Bankruptcy Court on May 5, 2009 and became effective on July 1, 2009 (the “Effective Date”).

Pursuant to the Bankruptcy Plan, among other things, we assumed certain obligations and liabilities of the Predecessor. The following represents the current status of such obligations as well as remaining litigation matters. We assumed to pay $0.4 million in satisfaction of the Predecessor's unsecured claims. To date, those unsecured claims have yet to be paid and are recorded as a liability in accounts payable. With regard to allowed priority and cure claims and non-professional fee administrative expenses, we have paid approximately $2.9 million with the exception of certain disputed administrative/priority claims (“Disputed Claims”) in the aggregate asserted amount of approximately $1.5 million with the significant Disputed Claims discussed below. We do not anticipate any material additions to such claims or expenses and given our position we have not recognized any additional liability.

The professionals employed at the expense of the bankruptcy estates of the Predecessor and other debtors have filed applications for allowance of approximately $13.5 million in professional fees and expenses against the Predecessor. We dispute and have objected to many of those applications in advance of hearings before the Bankruptcy Court, the first of which occurred on May 11, 2011, and addressed issues of allocation of fees and expenses between the Predecessor and TEH. Following the May 11, 2011 hearing, the Bankruptcy Court requested post-hearing submissions from the parties, which were filed on June 30, 2011. A second hearing on all other issues subject to the objections will occur approximately eight (8) weeks after the resolution of the allocation issues submitted to the Bankruptcy Court at the hearing that occurred on May 11, 2011. As of September 30, 2012, the Bankruptcy Court has not yet ruled. We believe that our potential liability in respect to such claimed professional fees and expenses is approximately $3.4 million. Management cannot predict the outcome of these Bankruptcy claims and proceedings, therefore, no assurance can be provided as to the ultimate amount that will be paid. We currently have approximately $5.0 million in restricted funds in connection with the reorganization of the Predecessor for the purpose of satisfying liabilities related to professional services incurred as part of the Chapter 11 Cases.

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

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Finally, TEH has asserted two claims. The first claim is in regard to the Disputed Claims discussed above, it is an administrative/priority claim for approximately $0.5 million covering management fees and an unliquidated contingent claim relating to alleged workers' compensation liabilities. We dispute the workers' compensation liabilities claim in its entirety and a portion of the claimed management fees. Given our position, we have not recorded any liability associated with this Disputed Claim. With regard to the second claim, TEH has asserted that the Predecessor should be responsible for payment of the entire amount of fees and expenses ultimately allocated to the Predecessor, an amount that TEH asserts should be 50% of the entire amounts requested. The Company, on the other hand, has taken the position that, pursuant to the Bankruptcy Plan, it is responsible only for the Predecessor's appropriate allocation of professional fees and expenses that were unpaid at the time of confirmation of the Bankruptcy Plan, which would be an amount less than the amount of fees and expenses that the Company's objections concede should be allocated to the Predecessor. Given our position, we have not recorded any liability associated with this claim. Management cannot predict the outcome and no assurance can be given that the claims asserted will be ultimately disallowed or will not have a material adverse impact on the Company.

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

8. Stockholders' Equity and Net Loss Per Share

Changes in Stockholders' Equity

Changes in stockholders' equity for the nine months ended September 30, 2012 were as follows ($ in thousands, unaudited):

Balance, December 31, 2011	$291,444
Share-based compensation	11
Net loss	(23,717)
Accumulated other comprehensive income and (loss)	—
Balance, September 30, 2012	$267,738

Net Loss per Share

Basic net loss per share includes no dilution and is calculated by dividing net loss attributable to the Company by the weighted average number of shares of common stock outstanding during each period. Diluted net loss per share reflects the potential dilution of securities that could share in the earnings or losses of the entity. Due to the net loss in all periods presented, the calculation of diluted per share amounts would create an anti-dilutive result and therefore is not presented. As a result, basic EPS is equal to diluted EPS for the three and nine months ended September 30, 2012 and 2011.

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the number of shares which were excluded from the computation of diluted loss per share for the periods indicated, as they were anti-dilutive (shares in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Convertible preferred shares	10,086	8,934	10,086	8,934

Preferred Stock

There was no Class A Preferred stock conversion nor was there any dividend activity. We have not declared and do not anticipate declaring and paying any dividends in the foreseeable future. Our current Loan Agreement prohibits us from declaring dividends as long as there is outstanding debt. As of September 30, 2012, we had approximately $59.9 million in unrecorded dividend liability on 1,645,585 shares of Class A Preferred stock. Dividends on the Preferred Stock are payable semi-annually in arrears, when, as and if authorized and declared by our board of directors out of legally available funds, on a cumulative basis on the $100 per share original purchase price plus the amount of cumulated and unpaid dividends for any prior dividend periods. Dividends on the Preferred Stock are calculated at a rate of 12.5% per annum and are payable semi-annually in arrears, commencing in February 2010 for the Class A Preferred, October 2010 for the Class A Series 2 Preferred and August 2011 for the Class A Series 3 Preferred. Dividends payable for each dividend period are computed on the basis of a 360-day year consisting of twelve 30-day months. Any payment of a dividend will first be credited against the earliest cumulated but unpaid dividend due with respect to such share that remains payable.

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

Warrants

Pursuant to the Bankruptcy Plan, we issued a warrant to purchase up to 664,122 shares of our Class B Common to TEH (the “TE Warrant”). The TE Warrant is exercisable by TEH at any time on or prior to the earlier of (i) 5:00 p.m., New York City time, on July 1, 2013, or (ii) a date on which we sell, lease, transfer or otherwise dispose of substantially all of our property, assets or business, another person or entity acquires all or substantially all of our shares of common stock or we consolidate with or merge with or into another person or entity or enter into a business combination with another person. The exercise price per share for the TE Warrant is equal to (a) $66,412,373 plus interest accrued from and after July 1, 2009 at the rate of 15% per annum, compounded annually, divided by (b) 664,122. The current exercise price is $158.16. As of September 30, 2012, the TE Warrant is still outstanding and no value was ascribed to the TE Warrant in the accompanying condensed consolidated financial statements.

9. Rights Offering

On September 28, 2012, we initiated a fourth rights offering (the “Rights Offering”) for up to $40.0 million of a new series of preferred stock, the Class A Series 4 Convertible Participating Preferred Stock, par value $0.01 per share (the “Series 4 Preferred”), to raise additional capital to use for general corporate purposes, including funding of the ongoing capital improvements at the Company's hotel and casino. The Rights Offering is open to all of the Company's stockholders of record as of September 24, 2012. The Series 4 Preferred will be created by amendment to the Company's certificate of incorporation prior to the closing of the Rights Offering.

 TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company offered 400,000 shares of Series 4 Preferred for sale in the Rights Offering at a purchase price per share of $100. Each stockholder of the Company has the right to subscribe to its pro rata portion of the Rights Offering. In addition, each stockholder of the Company may make an oversubscription election to purchase additional shares in the Rights Offering to the extent other stockholders do not subscribe for their full pro rata portions (additional purchases to be made on a pro rata basis among the stockholders making oversubscription elections). The Company will issue an additional 80,000 shares of its Class A Common Stock, par value $0.01 per share (the “Common Stock”), representing 2% of the number of shares of Common Stock into which the shares of Series 4 Preferred being sold in the Rights Offering are initially convertible, to the stockholders making oversubscription elections in the Rights Offering (such shares of Common Stock to be allocated among such oversubscribing stockholders on a pro rata basis according to the number of shares of Series 4 Preferred actually purchased as a result of their oversubscription elections).

The Series 4 Preferred has similar terms as the Company's existing shares of Class A Convertible Participating Preferred Stock, par value $0.01 per share, Class A Series 2 Convertible Participating Preferred Stock, par value $0.01 per share, and Class A Series 3 Convertible Participating, par value $0.01 per share (together, the “Existing Preferred”), except that the initial conversion price of the Series 4 Preferred will be $10.00 per share (i.e., each share of Series 4 Stock will be initially convertible into 10 shares of Common Stock ($100/$10)). As a result, the 400,000 shares of Series 4 Preferred to be sold in the Rights Offering will be initially convertible into 4,000,000 shares of Common Stock.

The Rights Offering is being conducted in accordance with the terms of the Company's Stockholders' Agreement, dated July 1, 2009 (the “Stockholders' Agreement”). Stockholders wishing to participate in the Rights Offering must submit their subscription forms to the subscription agent for the Rights Offering by October 26, 2012 (the 20th business day following the initiation of the Rights Offering, as provided by the Stockholders' Agreement), after which the Company will inform each of the participating stockholders of the amount they have been allocated and directions for payment, which requires payment no later than 15 business days following the final allocation notice. The Company anticipates completing the Rights Offering by mid- to late-November. Based upon the completed subscription forms received, we will raise the full $40 million from the offering. The proceeds from the Class A Series 4 Preferred will be used for general corporate purposes, including funding of our ongoing capital improvement projects.

10. Share-Based Compensation

We have adopted two Non-Employee Director Restricted Stock Plans (2010 and 2011) which provided for the grant of restricted stock to non-employee directors. Under these plans, we granted 12,000 restricted stock awards to three of our directors (i.e. 4,000 shares per director). These restricted stock shares are subject to the requirements of the Company's Stockholders' Agreement dated July 1, 2009 and have the same voting and dividend rights as all other stockholders. For each director's stock grant, 1,000 shares vested immediately and 25% of the shares vest on their anniversary grant date for the remaining three years. For the three months ending September 30, 2012, a summary of the status and changes of the unvested restricted stock is as follows:

	Number of Unvested Restricted Shares	Weighted Average Grant Date Fair Value
Unvested, 6-30-12	7,000	$6.37
Granted	—	—
Vested	3,000	$6.37
Forfeited	—	—
Unvested, 9-30-12	4,000	$6.37

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Share-based compensation expense	$3,667	$7,334	$11,001	$12,224

11. Employee Benefit Plans

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

				Contributions for Three Months Ended September 30,		Contributions for Nine Months Ended September 30,
Pension Plan Legal Name	Plan No.	Employer Identification No.	Expiration Date	2012	2011	2012	2011
Southern Nevada Culinary Workers and Bartenders Pension Plan Trust	001	88-6016617	5/31/13	$259,140	$260,948	$704,502	$651,419
Nevada Resort Association I.A.T.S.E. Local 720 Pension Trust	001	51-0144767	5/31/12	20,624	22,610	78,931	67,071
Western Conference of Teamsters Pension Trust	001	91-0681009	3/31/13	112,549	126,358	321,397	329,794
Central Pension Fund of the International Union of Operating Engineers and Participating Employers	001	36-6052390	5/31/11	67,226	59,900	187,541	180,490
Southwest Carpenters Joint Trust Fund	001	95-6042875	7/31/14	20,777	14,859	59,772	54,144
National Electrical Benefit Fund	001	88-6023284	2/28/14	5,224	4,856	14,430	15,437
International Painters and Allied Trades Industry Pension Fund	001	52-6073909	5/31/13	11,697	5,068	31,755	23,261
Total Contributions				$497,237	$494,599	$1,398,328	$1,321,616

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

12. Subsequent Events

Amendment to Certificate of Incorporation

Our stockholders, the holders of a majority of our outstanding shares of Common Stock, executed a written consent dated October 12, 2012 approving an amendment to our Certificate of Incorporation, increasing the number of shares of all classes of stock that the Company is authorized to issue from 21,828,510 shares to 35,049,202 shares consisting of the following by class:

●	Class A Common Stock authorized shares from 15,000,000 shares to 16,500,000 shares;
●	Class B Common Stock authorized shares from 5,182,808 shares to 16,500,000 shares; and
●	Class A Preferred Stock authorized shares from 1,645,702 shares to 2,049,202 shares.

We expect the amendment to the Certificate of Incorporation to be signed once the 20 day stockholder notification period expires on or around November 1, 2012.

Court Ruling Regarding Use Tax on Complimentary Meals

On October 17, 2012, a Clark County District Court (“Court”) overturned efforts by the Nevada Tax Commission to force casinos to pay sales taxes for free meals they provide to employees. However, the Court did agree with the Nevada Tax Commission that providing meals to players in casino loyalty clubs is a taxable event involving a transfer of value. The Court stated “consideration” is involved because the casinos bargain with players by inducing them to gamble by offering free meals. But when it comes to free employee meals, there's no bargaining for a transfer of value involved when casinos offer free meals to union and nonunion employees, as no casino employee has ever agreed to be taxed for receiving such meals. We expect that the ruling will be immediately appealed to the Nevada Supreme Court. As stated in Note 7, we have a sales tax liability of $0.2 million (of which $53,224 is associated with employee meals) covering the period of February 15 through September 30, 2012 for complimentary meals provided to customers and employees.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with management's discussion and analysis contained in our 2011 Annual Report on Form 10-K and subsequent reports on Form 10-Q, as well as the condensed consolidated financial statements and the notes hereto included in this Quarterly Report on Form 10-Q. This discussion contains certain “forward-looking statements,” including information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements speak only as of the date the statements are made. You should not put undue reliance on any forward-looking statements. Our actual results may differ materially from those discussed in these forward-looking statements because of the risks and uncertainties inherent in future events.

Overview and Recent Events

Our primary business is the ownership and operation of Tropicana Las Vegas which offers casino gaming, hotel accommodations, dining, entertainment, retail shopping and other resort amenities. Tropicana Las Vegas is conveniently located on 34 acres at the corner of Tropicana Avenue and Las Vegas Boulevard on the Las Vegas Strip. Our property currently offers 1,375 remodeled hotel rooms and suites, a 50,000 square foot casino floor, three restaurants, three casual dining venues, two entertainment venues, and more than 60,000 square feet of flexible convention and meeting space. We also offer a nightclub and beach club (nightclub to open in late October), state of the art spa and fitness facility, race and sports book, and retail space, all leased to various third parties.

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

Seasonality. Customers of the Tropicana Las Vegas generally wager with cash and pay for non-gaming services with cash or credit cards, making our revenue essentially cash based (less than 20% of casino play and group-related hotel activity is conducted on a credit basis). Our net revenue, and in turn our results of operations, vary by month during the year. A variety of factors may affect the results of any interim period, including the timing of major Las Vegas conventions, the amount and timing of marketing and special events for our customers and the level of play during major events (e.g., Superbowl) and holidays (e.g., New Year's Eve).

Entertainment Update. We believe in having a wide range of entertainment options that will appeal to a variety of guest preferences, thus increasing our competitiveness. The Tropicana Theater was transformed into the Dancing with the Stars ballroom, showcasing fan favorite dancers from past seasons along with new routines. Due to popular demand, the Dancing with the Stars show was extended through August 5, 2012. We have leased our nightclub and beach club to BBCLV, LLC for ten years. The BBCLV, LLC will introduce Las Vegas to the original Bagatelle Champagne party brunch with a new day and nightclub resort experience. In late June, BBCLV, LLC enhanced its plan for the venue to include Las Vegas' first supper club. The Bagatelle Bistro will be open for dinner seven nights a week and will feature a 700 seat restaurant that includes two private dining areas. The transition of the venue was effective April 1, 2012, with the new supper club and redesigned nightclub and beach club scheduled to open in late October or early November.

Capital Improvement Project. We believe that having facilities that are attractive and desirable to customers is critical to our competitiveness. In July 2009, we initiated an extensive capital improvement project of our property. The $141.1 million renovation project is complete and we incurred costs of $140.8 million. The completed renovations include: renovation of over 1,300 hotel rooms and suites; a comprehensive casino remodel including a new poker room and sports book; redevelopment of the pool area; a remodel of convention and exhibit center; a reconfiguration of the pedestrian bridge; nightclub, a beach club, and two casual restaurants were added, as well as back-of-house improvements and upgrades. We anticipate experiencing continued increases in revenues and corresponding expenses as our property attracts new customers and welcomes back loyal customers. Future capital expenditures will be contingent on our ability to obtain additional funding.

Rights Offering. On September 28, 2012, we initiated a $40.0 million rights offering of a new series of preferred stock, the Class A Series 4 Convertible Participating Preferred Stock, par value $0.01 per share, to raise additional capital to use for general corporate purposes, including funding of the ongoing capital improvements at the Company's hotel and casino. The Rights Offering is being conducted in accordance with the terms of the Company's Stockholders' Agreement dated July 1, 2009. The Rights Offering is open to all of the Company's stockholders of record as of September 24, 2012. The Company is offering 400,000 shares of Series 4 Preferred for sale in the Rights Offering at a purchase price per share of $100. The Series 4 Preferred will have the similar terms as the Company's existing shares of Class A Convertible Participating Preferred Stock, except for the initial conversion price will be $10.00 per share (i.e., each share of Series 4 Stock will be initially convertible into 10 shares of Common Stock ($100/$10)). As a result, the 400,000 shares of Series 4 Preferred to be sold in the Rights Offering will be initially convertible into 4,000,000 shares of Common Stock. The Company anticipates completing the Rights Offering by mid- to late-November.

Franchise Deal. On October 26, 2012, we announced a franchise deal with Hilton Worldwide (“Hilton”) linking our hotel to Hilton's fastest growing full-service chain, Doubletree by Hilton. The upscale, contemporary chain will offer Hilton's loyalty program members a spot on the Las Vegas Strip after a nearly 14-year absence. We will be integrated into Hilton's websites and toll-free reservations number with an anticipated official launch of the partnership on January 1, 2013. The partnership affords us the opportunity to maintain our individuality and culture, while taking advantage of the sales and marketing scale of the worldwide Hilton organization.

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

Summary of Financial Results

The following table highlights our results of operations ($ in thousands, unaudited):

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
	2012	2011	Change	2012	2011	Change
Net revenues	$22,403	$24,069	(7)%	$71,103	$65,152	9%
Operating expenses	31,059	34,867	(11)%	91,750	94,354	(3)%
Operating loss	(8,656)	(10,798)	(20)%	(20,647)	(29,202)	(29)%

Interest expense, net	(1,067)	(32)	n/m	(3,070)	(96)	n/m
Net loss	$(9,723)	$(10,830)	(10)%	$(23,717)	$(29,298)	(19)%

Note: n/m means not meaningful since interest was capitalized in 2011 due to our capital improvement project.

The following table highlights our various sources of revenues and expenses as compared to the prior period ($ in thousands, unaudited):

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
	2012	2011	Change	2012	2011	Change
Casino revenues	$9,761	$8,993	9%	$30,173	$25,936	16%
Casino expenses	7,685	6,905	11%	22,031	18,275	21%
Margin	21%	23%		27%	30%

Room revenue	$8,927	$8,916	—%	$27,767	$23,836	16%
Room expense	4,423	4,715	(6)%	13,340	12,876	4%
Margin	50%	47%		52%	46%

Food and beverage revenues	$5,595	$7,823	(28)%	$18,466	$19,333	(4)%
Food and beverage expenses	5,151	7,362	(30)%	16,103	18,338	(12)%
Margin	8%	6%		13%	5%

Other revenues	$960	$1,086	(12)%	$3,267	$2,969	10%
Other expenses	880	761	16%	3,301	2,505	32%
	8%	30%		(1)%	16%

Results of Operations

Three months ended September 30, 2012 (“Current Quarter”) compared to the three months ended September 30, 2011 (“Prior Year Quarter”)

Net Revenue. Net revenues decreased $1.7 million for the Current Quarter as compared to the Prior Year Quarter primarily due to a decrease in food and beverage revenue driven by the closing of the nightclub and beach club in March 2012.

Operating Loss. The operating loss decreased by $2.1 million for the Current Quarter as compared to the Prior Year Quarter which was primarily due to a $3.8 million decrease in operating expenses offset by a $1.7 million decrease in net revenues as noted above. We experienced a $1.6 million reduction in selling, general and administrative expenses and a $2.2 million reduction in food and beverage expenses slightly offset by higher casino expenses. In addition, we did not experience any one-time adjustments as we did in 2011 resulting in savings of $0.7 million.

Casino. During the Current Quarter, casino revenues were $9.8 million compared to $9.0 million in the Prior Year Quarter. The $0.8 million increase for the Current Quarter was due to an increase in table game revenues attributable to increased volume generated by new hosts and independent agents. Table game revenues accounted for $3.2 million in casino revenues. Slot revenues were $6.5 million and accounted for $0.5 million reduction from Prior Year Quarter. Casino expenses were $7.7 million for the Current Quarter with a $0.8 million increase over the Prior Year Quarter. The majority of the increase was commensurate with the increased revenues as well as costs associated with driving new business. As a result of the increased casino expenses, the casino operating margin decreased 2 percentage points in the Current Quarter as compared to the Prior Year Quarter.

Room. During the Current Quarter, room revenue remained flat at $8.9 million as compared to the Prior Year Quarter. The overall occupancy rate was 86.4% for the Current Quarter as compared 92.2% for the Prior Year Quarter. This occupancy rate reduction was offset by a higher average daily room rate of $74 as compared to $70 for the same period last year. Room expense decreased $0.3 million for the Current Quarter as compared to the Prior Year Quarter, due to direct costs associated with lower occupancy. As a result of the direct cost reduction, the hotel operating margin increased 3 percentage points in the Current Quarter as compared to the Prior Year Quarter.

Food and Beverage. During the Current Quarter, food and beverage revenues were $5.6 million compared to $7.8 million in the Prior Year Quarter. The decrease in food and beverage revenue was primarily due to the closing of the nightclub and beach club in March 2012. As stated above in the entertainment section, we have leased our nightclub and beach club to BBCLV, LLC for ten years. These venues are set to open in late October or early November and the income generated by these venues will be recognized in other revenue. Food and beverage expenses decreased approximately $2.2 million for the Current Quarter as compared to the Prior Year Quarter directly corresponding to the closing of the nightclub and beach club. As a result of eliminating the lower margin business of the nightclub and beach club, the food and beverage operating margin increased 2 percentage points in the Current Quarter as compared to the Prior Year Quarter.

Other. Other revenues primarily include income from convention services, entertainment and leased outlets. Other revenues were $1.0 million for the Current Quarter remaining flat to the Prior Year Quarter.

Selling, General and Administrative. Selling, general and administrative expenses decreased $1.6 million or 26% for the Current Quarter as compared to the Prior Year Quarter. The decrease was primarily due to $1.6 million in legal and advertising expenses associated with one-time expenses of re-launching the property in 2011.

Maintenance and Utilities. Maintenance and utilities expense increased by $0.1 million for the Current Quarter as compared to the Prior Year Quarter due to a restoration project and various building repairs.

Depreciation and Amortization. Depreciation and amortization expense decreased $0.1 million for the Current Quarter as compared to the Prior Year Quarter. We are beginning to experience a normal depreciation trend since the completion of our major renovation project in 2011.

Interest Expense. Interest expense was $1.1 million for the Current Quarter, as compared to a nominal amount for the Prior Year Quarter. Interest associated with major construction projects is capitalized as part of the cost of the constructed assets. Capitalization of interest ceases when the project is substantially complete or development activity is suspended for more than a brief period. We substantially completed our major renovation project in 2011, thus we have ceased capitalizing interest. Capitalized interest for the Prior Year Quarter was $0.9 million.

Nine months ended September 30, 2012 (“Current Period”) compared to the nine months ended September 30, 2011 (“Prior Year Period”)

Net Revenue. Net revenues increased $6.0 million for the Current Period as compared to the Prior Year Period primarily due to the completion of the casino remodel, restaurant renovations and additions in the second quarter of 2011 as well as the renovation of over 1,300 rooms and suites. These capital improvement projects resulted in the closure of sections of our casino floor, hotel rooms and food and beverage facilities resulting in disruption and inconvenience to our customers and a corresponding reduction in revenues.

Operating Loss. The operating loss decreased by $8.6 million for the Current Period as compared to the Prior Year Period, which was primarily due to an increase in net revenues as noted above and a $2.6 million reduction in operating expenses. This operating expense reduction was driven by one-time expenses associated with $2.1 million in pre-opening expenses and a write-down of $0.7 million on assets due to a vendor non-performance.

Casino. Casino revenues increased $4.2 million for the Current Period as compared to the Prior Year Period. Table game revenues accounted for the increase in casino revenues as a result of increased volume from new hosts and independent agents as well as higher hold percentage. Slot revenues remained flat for the Current Period as compared to the Prior Year Period. Casino expenses increased $3.8 million for the Current Period, as compared to the Prior Year Period. The majority of the increase was commensurate with the increased revenues as well as costs associated with driving new business. As a result of the increased casino expenses, the casino operating margin decreased 3 percentage points in the Current Period as compared to the Prior Year Period.

Room. Room revenue increased $3.9 million for the Current Period as compared to the Prior Year Period, which was attributable to an increase in average daily rate to $77 from $66 offset slightly by a decrease in occupancy percentage to 86% from 87.5% for the same period. Room expense increased $0.5 million for the Current Period as compared to the Prior Year Period, due to an increase in payroll and other corresponding operating expenses. As a result of the increased room revenue, the hotel operating margin increased 6 percentage points in the Current Period as compared to the Prior Year Period.

Food and Beverage. Food and beverage revenues decreased approximately $0.9 million for the Current Period as compared to the Prior Year Period. The decrease was primarily due to the closing of the nightclub and beach club in March 2012. Food and beverage expenses decreased $2.2 million for the Current Period as compared to the Prior Year Period primarily due to the corresponding closing of the nightclub and beach club mentioned above. As a result of eliminating the lower margin business of the nightclub and beach club, the food and beverage operating margin increased 8 percentage points in the Current Period as compared to the Prior Year Period.

Other. Other revenues primarily include income from convention services, entertainment, and leased outlets. Other revenues increased by $0.3 million for the Current Period as compared to the Prior Year Period, primarily as a result of increased income from convention services and theater revenue generated from the Dancing with the Stars show.

Selling, General and Administrative. Selling, general and administrative expenses decreased $4.1 million or 23% for the Current Period as compared to the Prior Year Period. The decrease was due to lower payroll, legal, and advertising expenses as a result of cost reduction and efficiency initiatives implemented by management as well as the elimination of one-time expenses associated with re-launching the property.

Maintenance and Utilities. Maintenance and utilities expense remained flat for the Current Period as compared to the Prior Year Period due to our preventive maintenance program, which was implemented at the end of 2011.

Depreciation and Amortization. Depreciation and amortization expense increased $1.4 million for the Current Period as compared to the Prior Year Period primarily related to the completion of our capital improvement project in 2011.

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

Interest Expense. Interest expense was $3.1 million for the Current Period, as compared to a nominal amount for the Prior Year Period. Interest associated with major construction projects is capitalized as part of the cost of the constructed assets. Capitalization of interest ceases when the project is substantially complete or development activity is suspended for more than a brief period. We substantially completed our major renovation project in 2011, thus we have ceased capitalizing interest. Capitalized interest for the Prior Year Period was $2.4 million. We also increased our long-term debt borrowing by $16 million from June 30, 2011 related to funding our capital improvement project.

Liquidity and Capital Resources

Loan Agreement

We entered into a $60.0 million loan agreement (the “Loan Agreement”) dated March 10, 2010 (as amended by the First Amendment dated April 26, 2011 and as further amended by the Second Amendment dated August 26, 2011). The Loan Agreement is comprised of a $50.0 million revolving credit facility (the “Revolver A”) and a $10.0 million delayed draw term loan (the “Term Loan”). The maturity date of the Loan Agreement is March 2014. The Revolver A bears interest at 4% per annum. The fee for any unfunded portion of the Revolver A is 0.75%. Proceeds from the Revolver A were used to finance capital improvement projects and other general corporate purposes. Proceeds from the Term Loan were used to finance the construction and build-out of our nightclub and related amenities as part of our capital improvement project. The Term Loan bears interest at 6% per annum and requires equal monthly installments beginning on January 31, 2013, and on the last business day of each calendar month thereafter. Each installment of principal shall be in an amount sufficient to fully amortize the outstanding principal balance of the Term Loan by the stated maturity date. The fee for any undrawn portion of the Term Loan is 1.00%. As of September 30, 2012, the current portion of the Term Loan is $6.0 million.

The Loan Agreement contains customary affirmative, negative and financial covenants. The covenants, among other things, restrict, subject to certain exceptions, our ability to: incur additional indebtedness; create, incur, assume or permit to exist liens on property or assets; make, incur or assume certain investments; engage in mergers or consolidations; sell assets; pay dividends or make distributions; make optional prepayments of certain indebtedness; engage in certain transactions with affiliates; enter into sale-leaseback transactions; restricts our payments of management fees; and limits capital expenditures to not more than $61.2 million in 2011 and $10.0 million in 2012. As of September 30, 2012, we are in compliance with all of our material covenants.

On July 2, 2012, we entered into a Third Amendment which establishes an additional $5.0 million revolving credit facility (“Revolver B”) and modifies certain financial and non financial covenants. The Revolver B matures on March 2014 and bears interest at 5% per annum. Among other things, the Third Amendment (i) eliminates the minimum fixed charge coverage ratio the Company was subjected to; (ii) requires the Company to meet certain EBITDA minimums for the period March 1, 2012 through December 31, 2012 and then on a quarterly basis going forward, with a standard cure provision if the EBITDA minimums are not met; (iii) increases the maximum capital expenditures for 2012 from $10.0 million to $20.0 million while requiring the additional spending to be funded through an equity offering; and (iv) allows the Company to pay certain related party management fees.

Substantially all of the assets of Tropicana Las Vegas are pledged as collateral under the Loan Agreement and priority of liens and security interest were granted to our lenders. Pursuant to the terms of the Loan Agreement, we were required to establish an interest reserve account for payments of quarterly interest. As of September 30, 2012, the interest reserve account had a balance of $1.5 million.

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

Our primary sources of liquidity have been comprised of cash flows from operations, a revolving line of credit totaling $55 million, a $10 million term loan, and three rights offerings which raised $160 million. On September 28, 2012, we initiated a rights offering (the “Rights Offering”) for up to $40.0 million of a new series of preferred stock, to raise additional capital to use for general corporate purposes, including funding of the ongoing capital improvements at the Company's hotel and casino. The Company anticipates completing the Rights Offering by mid- to late-November.

We believe that our existing cash balance, cash flows from operations and the Rights Offering will be more than adequate to meet our financial, operating and debt obligations over the next twelve months. However, we will continue to closely monitor and manage our cash position given the current economic environment. If our sources of capital are inadequate to fund our long-term liquidity requirements, including our need to service our existing debt obligations as they come due, we will attempt to procure additional financing, including debt financing or additional equity financing, to fund our operations, capital expenditures and debt service requirements. We can provide no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available in amounts sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. Moreover, we may need to refinance all or a portion of our indebtedness on or before maturity. We cannot make assurances that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

Cash Flows from Operating Activities

During the Current Period, cash flows used in operating activities were $4.1 million as compared to $13.5 million for the Prior Year Period, reflecting an increase in cash flows from operating activities and the reduction of one-time charges. The increase in cash flows from operating activities is the result of the completion of our capital improvements, allowing for greater revenue streams within our resort, our marketing of those capital improvements, and our cost reduction initiatives.

Cash Flows Used in Investing Activities

Cash used for capital expenditures were approximately $4.9 million for the Current Period. During the Prior Year Period, cash used for capital expenditures and change in construction payables were approximately $46.3 million. The decrease in cash used for capital expenditures is the result of the completion of our capital improvements project.

Cash Flows (Used in) Provided by Financing Activities

On July 2, 2012, we entered into a Third Amendment to our Loan Agreement which established an additional $5.0 million revolving credit facility. As of September 30, 2012, we had fully utilized our borrowing base by borrowing the remaining $5.0 million under the Loan Agreement. During the Current Period, we paid $0.2 million in principal payments under capital leases. For the Prior Year Period, we borrowed $45.8 million to pay for our capital improvements and made capital leases payments of $1.0 million. In addition, we completed a $35.0 million rights offering in May 2011 pursuant to which we issued and sold 350,000 shares of our Class A Series Preferred to a certain number of existing stockholders. The Rights Offering allowed us to repay $17.5 million under the Loan Agreement.

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

Critical Accounting Policies

A description of our critical accounting policies can be found in the audited consolidated financial statements and notes included thereto in our Annual Report on Form 10-K for the year ended December 31, 2011. There were no material changes to our critical accounting policies during the nine months ended September 30, 2012.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of the end of the period covered by this report. This conclusion is based on an evaluation as required by Rule 13a-15(e) under the Exchange Act conducted under the supervision and participation of the principal executive officer and principal financial officer along with the Company's management. Disclosure controls and procedures are those controls and procedures which ensure that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with Securities and Exchange Commission (“SEC”) rules and regulations.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any of our unregistered equity securities during the quarter ended September 30, 2012.

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

10.18	Consulting Service Agreement, dated March 21, 2012 between Tropicana Las Vegas, Inc. and Mr. Michael A. Ribero (Incorporated herein by reference to the Company's Form 8-K filed on March 22, 2012).
10.19

Third Amendment Loan Agreement, dated July 2, 2012 (amending the Loan Agreement, dated March 17, 2010), between Tropicana Las Vegas, Inc., as the Borrower, and Wells Fargo Principal Investments, LLC as a Lender and Wells Fargo National Association, as the Administrative Agent for the Lenders (Incorporated herein by reference to the Company's Form 8-K filed on July 3, 2012).

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

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

Date: November 5, 2012	By:	/s/ Alex Yemenidjian
Alex Yemenidjian
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 5, 2012	By:	/s/ Marie Ramsey
Marie Ramsey
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)