Form 10-K
period 2012-12-31
Tropicana Las Vegas Hotel & Casino, Inc.
filed 2013-02-14
CIK 1479046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
(Registrant’s telephone number, including area code)
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the common stock held by non-affiliates (all other persons other than executive officers or directors) of the registrant as of December 31, 2012 was $0.

As of January 31, 2013, there were 4,662,151 shares outstanding of the registrant’s Class A Common Stock, $0.01 par value and no shares outstanding of the registrant’s Class B Common Stock, $0.01 par value. The issued and outstanding equity securities of the registrant are not publicly traded.

Documents Incorporated by Reference
Portions of the definitive Proxy Statement for the 2013 Annual Meeting of Stockholders, which will be filed within 120 days after the end of the fiscal year, are incorporated by reference into Part III hereof.

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.
2012 ANNUAL REPORT ON FORM 10-K

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain “forward-looking statements,” including information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” and similar expressions, as well as statements in future tense, identify forward-looking statements. These forward-looking statements include, without limitation, statements regarding statements with respect to our financial condition, results of operations and our business including capital improvement projects, legal proceedings and employee matters. Forward-looking statements speak only as of the date the statements are made and should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made or management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. You should not put undue reliance on any forward-looking statements. You should consider the areas of risk and uncertainty described above, as well as those discussed under “Item 1A. Risk Factors” in this Annual Report on Form 10-K. We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting forward- looking information, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

PART I

Item 1.  Business

Introduction

Tropicana Las Vegas Hotel and Casino, Inc., is a Delaware corporation formed in June 2009 for the primary purpose of owning and operating Tropicana Las Vegas Intermediate Holdings, Inc., and its wholly owned subsidiary Tropicana Las Vegas, Inc. (collectively, “Tropicana Las Vegas”). Tropicana Las Vegas offers casino gaming, hotel accommodations, dining, entertainment, retail shopping and other resort amenities. Tropicana Las Vegas is conveniently located on 34 acres at the corner of Tropicana Avenue and Las Vegas Boulevard on the Las Vegas Strip. Our principal executive offices are located at 3801 Las Vegas Boulevard South, Las Vegas, Nevada 89109. The telephone number for our executive offices is (702) 739-3530 and our website is www.troplv.com. The information on our website is not part of this Annual Report on Form 10-K.

Unless otherwise stated in this Annual Report on Form 10-K or unless the content otherwise requires, references to “we,” “us,” “management,” “our” or “our company” refer to the Tropicana Las Vegas Hotel and Casino, Inc. and/or its consolidated subsidiaries.

Background

On May 5, 2008, Tropicana Entertainment Holding, LLC (“TEH”) together with certain of its subsidiaries, including subsidiary entities that owned and operated the Tropicana Las Vegas, specifically Adamar of Nevada, Hotel Ramada of Nevada LLC, Tropicana Development Company, LLC, Tropicana Enterprises, Tropicana Las Vegas Holdings, LLC, Tropicana Las Vegas Resort and Casino, LLC, and Tropicana Real Estate Company, LLC, (collectively, the “Predecessor”), filed voluntary petitions for relief, seeking to reorganize their businesses under the provisions of Chapter 11 of the Bankruptcy Code. Pending adoption of a plan of reorganization, TEH continued to operate the Predecessor as debtors in possession under the jurisdiction and orders of the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”), and in accordance with the applicable provisions of the Bankruptcy Code. On May 5, 2009, the Bankruptcy Court entered an order confirming the First Amended Joint Plan of Reorganization of Tropicana Las Vegas Holdings, LLC and Certain of Its Debtor Affiliates under Chapter 11 of the Bankruptcy Code, (“Bankruptcy Plan”), proposed by the Predecessor. The Bankruptcy Plan was consummated and became effective on July 1, 2009. Pursuant to the Bankruptcy Plan, among other things, our company was formed to own and operate the Tropicana Las Vegas, free and clear of all liens and claims against the Predecessor other than the obligations and liabilities we specifically assumed under the Bankruptcy Plan. See “Item 3 - Legal Proceedings–Bankruptcy” for our remaining bankruptcy obligations.

Management

Management.  Effective December 1, 2010, we entered into a management agreement with Trilliant Management, LP (“Trilliant Management”) to assist in the management and operation of Tropicana Las Vegas, Inc. The management agreement provides that Trilliant Management will, among other things, have sole authority and responsibility to determine operating policy, standards of operations, quality of service, maintenance and physical appearance of Tropicana Las Vegas, Inc.  and any other matters affecting operations and management; as well as to supervise and direct all phases of advertising, sales and business promotions for Tropicana Las Vegas, Inc. As a result, we are dependent upon Trilliant Management for the successful operation of Tropicana Las Vegas, Inc.  Trilliant Management is controlled by its general partner, Trilliant Gaming Nevada Inc. (“Trilliant Gaming”).

Trilliant Gaming is the general partner of Onex Armenco Gaming I LP, Onex Armenco Gaming II LP, Onex Armenco Gaming III LP, Onex Armenco Gaming IV LP, Onex Armenco Gaming V LP, Onex Armenco Gaming VI LP, Onex Armenco Gaming VII LP, Onex Armenco Gaming IX LP, Onex Armenco Gaming X LP and Onex Armenco Gaming XI LP (the “Onex Armenco Gaming Entities”). The Onex Armenco Gaming Entities, in the aggregate, own, and Trilliant Gaming has voting and investment control over, approximately 82.5% of our outstanding voting securities.

Each of Mr. Alex Yemenidjian, our Chairman of the Board, Chief Executive Officer and President, Mr. Timothy Duncanson, one of our directors, and Mr. Gerald Schwartz, the chairman and controlling stockholder of Onex Corporation, owns one-third of the outstanding voting securities of Trilliant Gaming, and together Messrs. Yemenidjian, Duncanson and Schwartz own 100% of the outstanding voting securities of Trilliant Gaming. See “Note 5—Related Party Transactions”, in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Property

We believe that having facilities that are attractive and desirable to customers is critical to our competitiveness. In early 2012, we completed a $140 plus million multi-year, large scale remodeling project of our property with almost the entire resort being refurbished and upgraded. The following represents a description of our property:

Casino.  Gaming amenities include a comprehensive remodeled 50,000 square foot casino floor with a state of the art race and sports book. The casino floor offers our guests a variety of gaming options including 855 slot and video poker machines and 40 table games such as blackjack, mini-baccarat, craps and roulette. The state-of-the art race and sports book is operated by a third party, providing a full suite of unique sports betting technology, including in-running sports wagering using mobile devices offered throughout the property.

Hotel and Restaurants.  Our hotel currently offers 1,375 remodeled guest rooms and suites featuring warm tones that evoke the casual luxury of a South Beach getaway. The hotel offers a business center, room service and in-room high-speed internet access. We also offer guests the option of three full-service updated restaurants with a total of over 500 seats, including Bacio, Biscayne Steak, Sea and Wine and the new Beach Cafe as well as three casual dining venues within our Food Court. We have leased our nightclub and beach club to BBCLV, LLC for ten years. BBCLV, LLC is introducing Las Vegas to the original Bagatelle Champagne party brunch with a new day and nightclub resort experience as well as the first supper club in Las Vegas.  The Bagatelle Bistro features a 500 seat restaurant that includes two private dining areas and beach club.

Entertainment.  We believe in having a wide range of entertainment options to appeal to a variety of guest preferences. The Tropicana Theater has an 870 seating capacity showcasing a variety of entertainment which is currently being renovated. We have the “Laugh Factory” to provide comedic entertainment in our 300 plus seat Comedy Club. The Laugh Factory is recognized as “the #1 comedy club in the country” according to USA Today.  The Las Vegas Mob Attraction is the first and only interactive exhibit of its kind featuring a history of the mafia in Las Vegas as told by first-hand accounts, holographic displays and original artifacts.

Other Amenities.  The Tropicana Las Vegas conference center features over 60,000 square feet of remodeled flexible meeting and function space, accommodating up to 1,500 people.  Additional non-gaming amenities include a wedding chapel, an indoor-outdoor swimming pool, an outdoor recreation area with individual cabanas, a water oasis and tropical garden, multiple shopping boutiques, and a new state of the art spa and fitness facility with over 10,000 square feet, which is operated by a third party.

Employees

As of January 31, 2013, we had 1,436 employees, with approximately 64% of such employees being unionized. We believe that our employees are critical to our success and we seek to foster a productive work culture. We offer our employees what we believe to be competitive salaries, as well as a benefits package that includes medical and dental coverage. We believe that we have a good working relationship with both our union and non-union employees. See “Item 1A. Risk Factors—Risks Related to Our Business and Industry—Increased labor costs, work stoppages, other labor problems and unexpected shutdowns may limit our operational flexibility and negatively impact our future profits.”

Business Strategy

Our company was formed with the primary purpose of owning and operating Tropicana Las Vegas. We intend to grow revenues and the profitability of our business through the execution of the following business strategies.

Capital Enhancements:  We believe that having facilities that are attractive and desirable to customers is critical to our competitiveness and success. In early 2012, we completed a $140 plus million multi-year, large scale remodeling project of our property with almost the entire resort being completely refurbished and upgraded.  We will continue with our targeted capital expenditures and develop our property site to enhance our appeal and attract our customers.

Focus on Customer Service.  Generating customer loyalty is a critical component of our business strategy as retaining customers is less expensive than attracting new ones. We continue to emphasize the importance of having a culture focused on superior customer service to effectively compete in our market, as captured in our mission statement, “Exceed Expectations, Every Guest, Every Day.”  We are continually seeking to promote and maintain an environment in which all employees feel a sense of commitment to customer service and customers feel welcome at Tropicana Las Vegas. Customer satisfaction will continue to be a key basis of employee evaluation.

Gaming Mix Targeted To Customers.  We market our property directly to gaming customers using database marketing techniques, as well as traditional incentives, through our customer loyalty program.  Our customer loyalty program offers discounted and complimentary meals, lodging and entertainment for our guests. In addition, we entice new customers to enroll in our loyalty program with a variety of incentives including free slot machine play offers. Our casino floor houses 855 slot machines and 40 table games. We continually evaluate the mix of gaming machines, gaming tables and non-gaming activities we offer as we seek to satisfy the preferences of our gaming customers.

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

The following table provides certain historical information relating to Las Vegas gathered by the Las Vegas Convention and Visitors Authority for the preceding three years (in thousands except average daily room rate):

	Year Ended December 31,
	2012	2011	2010
Room Inventory	150	150	149
Visitor Volume	39,727	38,929	37,335
Average Daily Room Rate	$108.08	$105.11	$94.91
Total Room Nights Occupied	46,480	45,654	43,366
Convention Attendance	4,944	4,865	4,473
Gaming Revenues	$9,399,882	$9,222,906	$8,908,698

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

In addition, we draw a substantial number of customers from geographic areas outside of Las Vegas, particularly California and Arizona, in which there are a significant number of Native American casinos. As a result, we face significant competition from gaming venues outside the Las Vegas market, including hotel casinos in the Mesquite, Laughlin, Primm, Reno and Lake Tahoe areas of Nevada; Atlantic City, New Jersey and other parts of the United States, gaming on Native American tribal lands and gaming on cruise ships. We also compete with state-sponsored lotteries, racetracks, off-track wagering, video lottery and video poker terminals, riverboats and card parlors. In addition, online gaming, despite its illegality in some states, is a growing sector in the gaming industry. See “Item 1A. Risk Factors—Risks Related to Our Business and Industry—We face increasing competition from gaming venues in other geographic regions, other forms of legalized gambling and online gaming.”

Marketing

Our marketing efforts are targeted at both the visitor market (tourists and business travelers) primarily in California and Arizona as well as local customers. To reach our customers, we employ innovative forms of marketing, including use of major internet sites, search engine optimization and online social networks, as well as more traditional forms of marketing, including print, radio and television advertising, database marketing, hotel group sales, player development and public relations. We believe that the property’s central location, with neighbors including MGM Grand Hotel & Casino, Excalibur Hotel and Casino, Luxor Hotel and Casino, Monte Carlo Resort and Casino and New York-New York Hotel and Casino, on a prime intersection collectively offering over 18,000 hotel rooms, allows us to benefit from a “cluster” effect resulting in increased pedestrian traffic, visitation and gaming play. We market to different customer segments to manage our hotel occupancy, such as targeting conventions to ensure mid-week occupancy. Our results do not depend on key individual customers, though our success in marketing to customer groups, such as convention customers, or the financial health of customer segments, such as business travelers or high-end gaming customers from a particular country or region, can impact our results.

Seasonality

Customers of the Tropicana Las Vegas generally wager with cash and pay for non-gaming services with cash or credit cards, making our revenue essentially cash based (less than 25% of casino play and group-related hotel activity is conducted on a credit basis). Our net revenue, and in turn our results of operations, vary by month during the year. A variety of factors may affect the results of any interim period, including the timing of major Las Vegas conventions, the amount and timing of marketing and special events for our customers and the level of play during major events (e.g., Superbowl) and holidays (e.g., New Year’s Eve). Our operating results are highly dependent on the volume of customers that visit Tropicana Las Vegas, which in turn impacts the prices we can charge for our hotel rooms and other amenities.

Trademark

We have a Trademark Settlement Agreement with Tropicana Entertainment, LLC which confirms, among other things, that (i) we own and have the exclusive right to use the “Tropicana Las Vegas” and the “Tropicana LV” (or “Trop LV”) marks within 50 miles of our facility in the business of providing entertainment and hospitality services, and on the internet and for advertising purposes without geographic limitation, and (ii) Tropicana Entertainment, LLC owns and has the exclusive right to use the “Tropicana” and “Trop” marks, in connection with a modifier indicating the type of service being provided or designating a geographic location, outside of the Las Vegas area, and for advertising purposes without geographic limitation. The Trademark Settlement Agreement also provides for the mutual release of all claims by and between the parties thereto related to the trademarks that are subject to the Trademark action (and certain other related matters).

Environmental Matters

Portions of Tropicana Las Vegas are known to contain asbestos as well as other environmental conditions, including the presence of mold. The environmental conditions are expected to require remediation in isolated areas. The extent of such potential conditions cannot be determined definitively, and may result in additional expense in the event that additional or currently unknown conditions are detected. See “Item 1A. Risk Factors—The physical condition of, and improvements to, our property may require the remediation or abatement of certain environmental conditions.”

Nevada Gaming Regulation and Licensing

Introduction

Tropicana Las Vegas is subject to the laws, rules and regulations of the State of Nevada and the County of Clark, Nevada, the jurisdiction where Tropicana Las Vegas is located. The Nevada Gaming Commission (the “Nevada Commission”) and the Nevada State Gaming Control Board (the “Nevada Board”) are responsible for enforcing the Nevada Gaming Control Act and the regulations of the Nevada Commission (collectively, the “Nevada Act”), while the Clark County Liquor and Gaming Licensing Board (the “Clark County Board”) is charged with enforcing the Clark County Code relative to gaming and liquor. (The Nevada Commission, the Nevada Board and the Clark County Board are collectively referred to as the “Nevada Gaming Authorities” and the Nevada Act and the Clark Country Code are collectively referred to as the “Nevada Gaming Laws.”).

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

Casino Operational Matters Subject to Regulation

The Nevada Act has various requirements and standards governing the operations of Tropicana Las Vegas. These items include, but are not limited to, the minimum standards by which the casino operations are to be conducted, that any activity by Tropicana Las Vegas deemed inimical to the state’s public policy can subject the licensee to discipline by the Nevada Gaming Authorities, the registration of certain casino employees with the Nevada Board, the minimum accounting procedures and internal controls that are to be utilized by the casino, the minimum cash a casino must have on a daily and next business day basis, the reporting of certain loans to casino licensees, the manner in which patron disputes are addressed, the licensing of the form of business entities and the individuals associated therewith, the approval of the transfers of ownership in a licensee and its parent companies, the taxation of gaming and certain live entertainment events, the methods by which the casino’s games and sports wagering are conducted, the standards of the casino’s surveillance system, programs to address problem gambling, the registration of certain individuals who bring customers to the casino, the testing and approval of gaming devices and certain other technology utilized by a casino and the activities that constitute crimes under the Nevada Act.

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

Company Registration Requirements

Tropicana Las Vegas Hotel and Casino, Inc. is required to be registered by the Nevada Commission as a “publicly traded corporation,” which we refer to herein as a registered company. We are required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information that the Nevada Commission may require. Certain of our directors, executive officers and key employees are also required to be licensed by the Nevada Gaming Authorities. Substantially all of our material loans, leases, sales of securities and similar financing transactions must be reported to, or approved by, the Nevada Gaming Authorities.

Individual Licensing Requirements

No person may become a stockholder of, or receive any percentage of the profits of, the licensed subsidiaries without first obtaining licenses and approvals from the Nevada Gaming Authorities. The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, us to determine whether the individual is suitable or should be licensed as a business associate of a gaming licensee. Certain of our directors, executive officers, key employees and stockholders, and all officers and directors of the licensed subsidiaries, are required to file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. An applicant for licensing or an applicant for a finding of suitability must pay or must cause to be paid all the costs of the investigation.

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

Consequences of Violating Gaming Laws

If the Nevada Commission decides that we have violated the Nevada Gaming Control Act or any of its regulations, it could limit, condition, suspend or revoke our gaming license. In addition, we and the persons involved could be subject to substantial fines for each separate violation of Nevada laws, at the discretion of the Nevada Commission. Further, the Nevada Commission could appoint a supervisor to operate the gaming-related activities at Tropicana Las Vegas and, under specified circumstances, earnings generated during the supervisor’s appointment (except for the reasonable rental value of the premises) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of any gaming licenses we may obtain and the appointment of a supervisor could, and revocation of any such gaming license would, have a significant negative effect on our gaming operations.

Requirements for Voting Security Holders

Regardless of the number of shares or other interests held, any beneficial holder of the voting securities of a registered company may be required to file an application, be investigated and have that person’s suitability as a beneficial holder of voting securities determined if the Nevada Commission has reason to believe that the ownership would otherwise be inconsistent with the declared policies of the State of Nevada. If the beneficial holder of such securities who must be found suitable is a corporation, partnership, limited partnership, limited liability company or trust, it must submit detailed business and financial information including a list of its beneficial owners. The applicant must pay all costs of the investigation incurred by the Nevada Gaming Authorities in conducting any investigation.

The Nevada Gaming Control Act requires any person who, individually or in association with others, acquires, directly or indirectly, beneficial ownership of more than 5% of the voting securities of a registered company to report the acquisition to the Nevada Commission. The Nevada Gaming Control Act requires any person who, individually or in association with others, acquires, directly or indirectly, beneficial ownership of more than 10% of a registered company’s voting securities to apply to the Nevada Commission for a finding of suitability within 30 days after the Chairman of the Nevada Board mails the written notice requiring such filing. Under certain circumstances, an “institutional investor,” as defined in the Nevada Gaming Control Act, which acquires more than 10%, but not more than 25%, of the registered company’s voting securities may apply to the Nevada Commission for a waiver of a finding of suitability if the institutional investor holds the voting securities for investment purposes only. An institutional investor that has obtained a waiver may, in certain circumstances, own up to 29% of the voting securities of a registered company for a limited period of time and maintain the waiver. An institutional investor will not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board at directors of the registered company, a change in the corporate charter, bylaws, management, policies or operations of the registered company, or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding the registered company’s voting securities for investment purposes only. Activities which are consistent with holding voting securities for investment purposes only include:

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
•
fail to pursue all lawful efforts to require the unsuitable person to relinquish such person’s voting securities including, if necessary, the immediate purchase of the securities for cash at fair market value.

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

The regulations of the Nevada Commission also provide that any entity which is not an “affiliated company,” as that term is defined in the Nevada Gaming Control Act, or which is not otherwise subject to the provisions of the Nevada Gaming Control Act or regulations, that plans to make a public offering of securities intending to use such securities, or the proceeds from the sale thereof, for the construction or operation of gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes, may apply to the Nevada Commission for prior approval of such offering. The Nevada Commission may find an applicant unsuitable based solely on the fact that it did not submit such an application, unless upon a written request for a ruling, referred to as a Ruling Request, the Nevada Board Chairman has ruled that it is not necessary to submit an application.

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

Approval of Defensive Tactics

The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada gaming licenses or affecting registered companies that are affiliated with the operations permitted by Nevada gaming licenses may be harmful to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to reduce the potentially adverse effects of these business practices upon Nevada’s gaming industry and to further Nevada’s policy to:

•       assure the financial stability of corporate gaming operators and their affiliates;
•       preserve the beneficial aspects of conducting business in the corporate form; and
•       promote a neutral environment for the orderly governance of corporate affairs.

Approvals may be required from the Nevada Commission before we can make exceptional repurchases of voting securities above their current market price and before a corporate acquisition opposed by management can be consummated. The Nevada Gaming Control Act also requires prior approval of a plan of recapitalization proposed by a registered company’s board of directors in response to a tender offer made directly to its stockholders for the purpose of acquiring control.

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

Foreign Gaming Investigations

Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with those persons, or, collectively, licensees, and who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation of the Nevada Board of the licensee’s or registrant’s participation in such foreign gaming. The revolving fund is subject to increase or decrease in the discretion of the Nevada Commission. Licensees and registrants are required to comply with the reporting requirements imposed by the Nevada Gaming Control Act. A licensee or registrant is also subject to disciplinary action by the Nevada Commission if it:

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

Available Information

We are required to file annual, quarterly and current reports and other information with the United States Securities and Exchange Commission (the “Commission”). You may read and copy any reports, statements or other information filed by us at the Commission’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Please call the Commission at 1-800-SEC-0330 for further information on the Public Reference Room. Our filings are also available to the public from commercial document retrieval services and at the web site maintained by the Commission at www.sec.gov.

We also make available, free of charge, at our principal internet address (www.troplv.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and if applicable, amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Commission.

Our Code of Business Conduct and Ethics includes a code of ethics for our principal executive officer and our principal accounting officer and applies to all of our employees and non-employee directors. Our Code of Business Conduct and Ethics is available on the Investor Relations section of our website at www.troplv.com.

Item 1A.  Risk Factors

The following risk factors should be considered carefully in addition to the other information contained in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those contained in the forward-looking statements. Factors that may cause such differences include, but are not limited to, those discussed below as well as those discussed elsewhere in this Annual Report on Form 10-K. Additional risks and uncertainties that management is not aware of or that are currently deemed immaterial may also adversely affect our business operations. If any of the following risks actually occur, our business, financial condition, results of operations, cash flows and future prospects could be materially and adversely affected.

Risks Related to our Business and Industry

We have limited liquidity and capital resources, have been operating at a loss with negative cash flow and may be unable to secure additional financing for our continued operations, which could prevent us from servicing our debt obligations and may cause our business to fail.

We have a limited amount of cash. We have been operating at a loss with negative cash flow since we commenced operations on July 1, 2009. Our ability to generate cash from operations in the future depends, in significant part, upon the state of the gaming industry in Las Vegas, which in turn depends upon a number of factors including the state of the United States economy, the amount of discretionary consumer and corporate spending in Las Vegas and the level of competition in the Las Vegas casino market. If our sources of capital are inadequate to fund our short-term or long-term liquidity requirements, including our need to service our existing debt obligations as they come due, we will attempt to procure additional debt or equity financing to fund our operations, capital expenditures and debt service requirements. There can be no assurances that such sources of financing will be available to us on terms acceptable to us, if at all. Even if we are able to obtain such financing, if we continue to operate at a loss we may eventually be unable to service our debt obligations or continue to operate our business, in which case our stockholders may lose their investment in our company.

Recent global economic conditions have been unprecedented and challenging and have had, and continue to have, an adverse effect on the United States financial markets and the United States economy in general, which has had, and may continue to have, a material adverse effect on the availability of credit to us and our customers and, in turn, on our business and financial performance.

As a result of these current economic conditions, the cost and availability of credit has been, and may continue to be, adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the credit markets generally, and the strength of counterparties specifically, has led many lenders and institutional investors to reduce, and in some cases cease to provide, credit to businesses and consumers. This has been particularly the case in Las Vegas, where lenders have dramatically reduced the availability of funds, and in some cases ceased to provide funds, for hotel, condominium, casino and resort development, expansion and remodeling projects. As a result of these market conditions, we may be unable to obtain debt financing or otherwise borrow funds for our business, which may adversely affect our liquidity and financial condition and impair our ability to complete needed capital improvements.

The Las Vegas hotel, casino and resort market’s sensitivity to reductions in discretionary spending, combined with the continued weakness and possible further weakening in global economic conditions that has had and may continue to have a material adverse effect on consumer and corporate spending and tourism trends, may cause a further deterioration in our business, prospects, financial condition, results of operations and cash flows.

The recession in the United States and ongoing global economic crisis, together with the limited availability of credit, resulted in declines in discretionary consumer and corporate spending and changes in consumer preferences. Worldwide, consumers traveled less and spent less when they did travel. Likewise, corporate spending on conventions and business development were curtailed as businesses cut or maintained their budgets. As a result, there was reduction in the amount of tourism and spending in Las Vegas. However, in the past couple of years, we have seen an increase in travel and discretionary spending.  Unfortunately, with the prior expansion of the hotel, casino and resort market in Las Vegas, a significant amount of capacity was developed including hotel room and condominiums, convention floor space, gaming facilities and attractions. As a consequence, the economic conditions for businesses such as the hotel, casino and resorts market in Las Vegas continues to be extremely challenging and competitive.  This is expected to continue until demand from consumer and corporate spenders catches up to the current increased capacity in our market. Any further declines in consumer and corporate discretionary spending or changes in consumer preferences brought about by factors such as perceived or actual general economic conditions, the current housing crisis and credit crisis, the impact of high energy and food costs, the increased costs of travel, the potential for continued bank failures, perceived or actual decreases in disposable consumer income and wealth, effects of the current recession, changes in consumer confidence in the economy and fears of war and future acts of terrorism could further reduce customer demand for the amenities and services that we offer and have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.

Our revenues may be negatively impacted by volatility in our hold percentage.

Casino revenue is recorded as the difference between gaming wins and losses or net win from gaming activities. Net win is impacted by variations in the hold percentage (the ratio of net win to total amount wagered), or actual outcome, on our slot machines, table games, and all other games we provide to our customers. We use the hold percentage as an indicator of a game’s performance against its expected outcome. Although each game generally performs within a defined statistical range of outcomes, actual outcomes may vary for any given period. The hold percentage and actual outcome on our games can be impacted by the level of a customer’s skill in a given game, errors made by our employees, the number of games played, faults within the computer programs that operate our slot machines and the random nature of slot machine payouts. If our games perform below their expected range of outcomes, our results of operations and cash flow will be negatively impacted.

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

Tropicana Las Vegas competes with other Las Vegas hotels, resorts and casinos, in particular those located on the Las Vegas Strip, on the basis of overall atmosphere, range of amenities, level of service, price, location, entertainment offered, convention, shopping and restaurant facilities, theme and size. Currently, there are approximately 29 major gaming properties located on or near the Las Vegas Strip, 12 additional major gaming properties in the downtown area and additional gaming properties located in other areas of Las Vegas. Many of the competing properties have themes and attractions which draw a significant number of visitors and directly compete with our operations. Some of these facilities are owned by companies that have more than one operating facility, have greater name recognition and financial and marketing resources than us and may utilize such resources to market themselves more effectively to the same target demographic group as we do. Our ability to compete also depends, to a large extent, on our ability to successfully execute our marketing strategy, including factors such as targeting the appropriate demographic groups and utilizing forms of media with the geographic scope to successfully reach our targeted demographic groups. If we lack sufficient financial resources or liquidity to maintain the attractiveness of our facility or match the promotions, marketing and branding efforts of competitors, the number of customers at Tropicana Las Vegas may decline, which may have an adverse effect on our financial performance. See “Item 1. Business—Marketing.”

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

As Tropicana Las Vegas draws a substantial number of customers from certain other specific geographic areas, including California and Arizona, the availability of competing gaming venues, other forms of legalized gambling and online gaming in these and other parts of the United States has diverted some potential visitors away from Las Vegas, which has had and is expected to continue to have a negative effect on our business. In particular, we expect increasing competition from casinos operated on Native American tribal lands in California, which are permitted to operate video slot machines, blackjack and house-banked card games. The governor of California has entered into compacts with numerous tribes in California with no limits on the number of gaming machines (which had been limited under the prior compacts). The federal government has also approved numerous compacts in California and casino-style gaming is now legal on those tribal lands. While the competitive impact on our operations from the continued growth of Native American gaming establishments in California remains uncertain, the proliferation of competing gaming venues in California and other areas, as well as other forms of legalized gambling and online gaming, could adversely affect our business and results of operations.

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

Development of the land and buildings we now own dates back to the 1950’s, and multiple alterations and additions have taken place throughout the history of the property. Portions of the property are known to contain asbestos, which requires abatement if disturbed. Improvements to the property are expected to require asbestos abatement in isolated areas. Other environmental conditions, including the presence of mold, are also expected to require remediation in isolated areas. The extent of potential environmental conditions cannot be determined definitively, and may result in substantial expense in the event that additional or currently unknown conditions are detected.

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

Trilliant Gaming is the general partner of Onex Armenco Gaming I LP, Onex Armenco Gaming II LP, Onex Armenco Gaming III LP, Onex Armenco Gaming IV LP, Onex Armenco Gaming V LP, Onex Armenco Gaming VI LP, Onex Armenco Gaming VII LP, Onex Armenco Gaming IX LP, Onex Armenco Gaming X LP and Onex Armenco Gaming XI LP (the “Onex Armenco Gaming Entities”). The Onex Armenco Gaming Entities, in the aggregate, own, and Trilliant Gaming has voting and investment control over, approximately 82.5% of our outstanding voting securities. Each of Mr. Alex Yemenidjian, our Chairman of the Board, Chief Executive Officer and President, Mr. Timothy Duncanson, one of our directors, and Mr. Gerald Schwartz, the chairman and controlling stockholder of Onex Corporation, owns one-third of the outstanding voting securities of Trilliant Gaming, and together Messrs. Yemenidjian, Duncanson and Schwartz own 100% of the outstanding voting securities of Trilliant Gaming. The only other outstanding capital stock of Trilliant Gaming is one non-voting preferred share held by Mr. Yemenidjian, which share had a subscription price of $10,000 and upon a liquidation of Trilliant Gaming is entitled to receive the subscription price plus any accrued and unpaid dividends (dividends accrue at the rate of 8% per annum). This one non-voting preferred share represents a de minimus ownership interest in and has no effect on the control of Trilliant Gaming. A stockholder agreement between Messrs. Yemenidjian, Duncanson and Schwartz sets forth the rights of each of them with respect to control of Trilliant Gaming and, in turn, our securities owned by the Onex Armenco Gaming Entities. The Onex Armenco Gaming Entities were formed by entities affiliated with Onex Corporation. Onex Corporation has itself been registered as a publicly traded company with the Nevada Commission and found suitable as a person having a material relationship with Tropicana Las Vegas.

As a result of Trilliant Gaming’s voting and investment control over our securities held by the Onex Armenco Gaming Entities, Trilliant Gaming may, among other things, exercise a controlling influence over our affairs, the election of directors and the approval of significant corporate transactions, including a merger or the sale of all or substantially all of our assets. Trilliant Gaming may have the ability to prevent any transaction that requires approval of our stockholders regardless of whether or not other stockholders believe that any such transaction is in our best interests and such other stockholders. Trilliant Gaming also controls the voting of greater than two-thirds of the outstanding shares of our Class A Preferred, Class A Series 2 Preferred, Class A Series 3 Preferred and Class A Series 4 Preferred (collectively “Preferred Stock”), giving it the power to amend or waive certain provisions of the Preferred Stock, including the power to waive the anti-dilution protections thereof.

We depend upon the continued service of our senior management team and key employees.

Our success is substantially dependent upon the efforts and skills of our senior management team. In the event members of our senior management team or key employees were to leave us, we might not be able to find suitable or comparable replacements. We believe the loss of the services of our senior management team and key employees could have a material adverse effect on our results of operations.

Increased labor costs, work stoppages, other labor problems and unexpected shutdowns may limit our operational flexibility and negatively impact our future profits.

Approximately 64 % of our employees are unionized. If we are unable to obtain favorable terms in, or are forced to, accept unfavorable changes to these collective bargaining agreements, we could face significant increases in our labor costs, which could have a material adverse effect on our business and results of operations. Union organization efforts, a prolonged dispute with our employees or a strike or work stoppage at Tropicana Las Vegas could cause disruptions in our business and our incurrence of significant additional costs. Strikes and work stoppages could also result in adverse media attention or otherwise discourage customers from visiting Tropicana Las Vegas. Any of these events could have a material adverse effect on our business, financial condition and results of operations.

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

Potential Changes in Legislation and Regulation.  From time to time, legislators and special interest groups propose legislation that would expand, restrict or prevent gaming operations in Nevada. Further, from time to time, various legislation and referenda are considered or enacted, such as bans on smoking in casinos and other entertainment and dining facilities, which could adversely affect our operations. Any restriction on, or prohibition relating to, our gaming operations or enactment of other adverse legislation or regulatory changes applicable to our business or gaming licenses, could require us to make substantial expenditures or otherwise negatively affect our gaming operations and have a material adverse effect on our business, prospects and results of operations.

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

Any person who fails or refuses to apply for a finding of suitability or a license within the period prescribed after being advised by Nevada Gaming Authorities that such person is required to do so may be denied a license or found unsuitable or unqualified. Any holder of securities that is found unsuitable or unqualified or is denied a license, and who holds, directly or indirectly, any beneficial ownership of a gaming entity’s securities beyond such period of time as may be prescribed by the Nevada Gaming Authorities, may be guilty of a criminal offense. Furthermore, a gaming entity may be subject to disciplinary action if, after receiving notice that a person is unsuitable to be a holder of securities or to have any other relationship with such gaming entity or any of its subsidiaries, such gaming entity:

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

As the acquirer of certain assets of the Predecessor, we may be subject to certain liabilities of the Predecessor notwithstanding confirmation and effectiveness of the Bankruptcy Plan. While remote, such liabilities conceivably might arise in a number of circumstances, including those where:

•	a creditor of the Predecessor did not receive proper notice of the pendency of the bankruptcy case relating to the Bankruptcy Plan or the deadline for filing claims therein;
•	the injury giving rise to, or source of, a creditor’s claim did not manifest itself in time for the creditor to file the creditor’s claim;
•	a creditor did not timely file the creditor’s claim in such bankruptcy case due to excusable neglect;
•	we are liable for the Predecessor’s tax liabilities under a federal and/or state theory of successor liability; or
•	the order of confirmation for the Bankruptcy Plan was procured by fraud.

Although we have no reason to believe that we will become subject to liabilities of the Predecessor that are not provided for in the Bankruptcy Plan, we would vigorously contest any effort to make us subject to such liabilities. If we should become subject to such liabilities, it could have a material adverse affect on our business, financial condition and results of operations. By listing above potential circumstances under which an entity may seek to hold us liable for obligations of the Predecessor, we do not concede that we would become liable even in such circumstances, and nothing herein is an admission or waiver of any sort in this regard.

We may face substantial administrative liabilities.

Pursuant to the Bankruptcy Plan, among other things, we assumed certain obligations and liabilities of the Predecessor. The following represents the current status of such obligations as well as remaining litigation matters. We assumed to pay $0.4 million in satisfaction of the Predecessor’s unsecured claims.  To date, those unsecured claims have yet to be paid. We have paid approximately $2.9 million in allowed priority and cure claims and non-professional fee administrative expenses with the exception of certain disputed administrative/priority claims in the aggregate asserted amount of approximately $1.5 million.

The professionals employed at the expense of the bankruptcy estates of the Predecessor and other debtors have filed applications for allowance of approximately $13.5 million in professional fees and expenses against the Predecessor. We dispute and have objected to many of those applications in advance of hearings before the Bankruptcy Court. We are waiting on the Bankruptcy Court to rule on these issues related to the allocation of fees and expenses between the Predecessor and TEH. The Bankruptcy Court has not yet ruled. We believe that our potential liability in respect to such claimed professional fees and expenses is approximately $3.4 million. No assurance can be provided as to the ultimate amount that will be paid. We currently have approximately $5.0 million in restricted funds in connection with the reorganization of the Predecessor for the purpose of satisfying liabilities related to professional services incurred as part of the Chapter 11 Cases.

With regard to disputed claims discussed above, Wimar Tahoe Corporation and Columbia Sussex Corporation are companies related by common ownership to the Predecessor that provided management services and incurred expenses through September 2008 which were charged to the Predecessor. Both these companies seek administrative expenses and/or priority claims in the aggregate amount of $0.8 million. Finally, TEH has asserted two claims.  The first claim is an administrative/priority claim for approximately $0.5 million covering management fees and an unliquidated contingent claim relating to alleged workers’ compensation liabilities. We dispute the workers’ compensation liabilities claim in its entirety and a portion of the claimed management fees.  With regard to the second claim, TEH has asserted that the Predecessor should be responsible for payment of the entire amount of fees and expenses ultimately allocated to the Predecessor, an amount that TEH asserts should be 50% of the entire amounts requested. We, on the other hand, have taken the position that, pursuant to the Bankruptcy Plan, it is responsible only for the Predecessor’s appropriate allocation of professional fees and expenses that were unpaid at the time of confirmation of the Bankruptcy Plan, which would be an amount less than the amount of fees and expenses that our objections concede should be allocated to the Predecessor. No assurance can be given that the claims asserted will be ultimately disallowed or will not have a material adverse impact on us. See “Item 3 - Legal Proceedings—Bankruptcy.”

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

Catastrophic events such as terrorist and war activities in the United States and elsewhere have had a negative effect on travel and leisure expenditures, including lodging, gaming (in some jurisdictions) and tourism by consumers and on corporate spending on conventions and business development. In addition, any man-made or natural disasters in or around Nevada, or the areas from which we draw customers for Tropicana Las Vegas, could reduce the number of visitors to Las Vegas. For example, earthquakes are common in California, the Nevada gaming industry’s primary feeder market, and the severity of any such natural disasters is unpredictable. Any such events could have a significant adverse effect on our business, prospects, financial condition and results of operations.

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

We face risks rising from potential material weaknesses in our internal control environment.

Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls or our internal audit controls can prevent all possible error or fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurances that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations on all control systems, no evaluation of controls can provide absolute assurance that we have detected all control issues and instances of fraud, if any.  These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurances that any design will succeed in achieving its stated goals under all potential future condition. Over time, controls may be inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Risks Related to our Securities

There is currently no public market for our securities, a public market may not develop in the future and state gaming laws may affect marketability of shares of our capital stock.

None of our securities are listed on any national securities exchange. There is currently no public market for any of our securities, and a public trading market may not develop in the future. If a market for any of our securities were to develop, the liquidity of any such market would depend, among other things, upon the number of holders of our securities, our financial performance and the market for similar securities. We cannot predict whether an active trading market will develop, or if a market develops, what the liquidity or pricing characteristics of that market will be. In addition, Nevada Gaming Laws regulate the transfer of securities of gaming companies. These restrictions on marketability may limit our stockholders’ ability to sell their shares and, if sold, the prices they may receive for those shares.

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

There have been no cash dividends declared on our preferred stock since we issued each preferred stock series. We do not intend to pay cash dividends on our preferred stock for the foreseeable future. Our current Loan Agreement prohibits us from declaring dividends as long as there is outstanding debt. As of December 31, 2012, we had approximately $67.3 million in unrecorded dividend liability.

Stockholders may experience dilution of their ownership interests due to the future issuance of shares of our common stock or preferred stock, which could have an adverse effect on our stock valuation.

We have conducted four rights offering over the last four years raising over $200 million.  We may, in the future, conduct rights offering and issue convertible preferred stock which would result in the dilution of the ownership interests of our present stockholders. Our authorized capital stock consists of 16,500,000 shares of Class A Common Stock, 16,500,000 shares of Class B Common Stock and 2,049,202 shares of Class A Preferred Stock with such designations, preferences and rights as may be determined by our Board of Directors.

As of December 31, 2012, we had an outstanding warrant to purchase up to 664,122 shares of our Class B Common to TEH (the “TE Warrant”). The TE Warrant is exercisable by TEH at any time on or prior to the earlier of (i) 5:00 p.m., New York City time, on July 1, 2013, or (ii) a date on which we sell, lease, transfer or otherwise dispose of substantially all of our property, assets or business, another person or entity acquires all or substantially all of our shares of common stock or we consolidate with or merge with or into another person or entity or enter into a business combination with another person. The exercise price per share for the TE Warrant is equal to (a) $66,412,373 plus interest accrued from and after July 1, 2009 at the rate of 15% per annum, compounded annually, divided by (b) 664,122.

The potential issuance of such additional shares of common stock or preferred stock may create downward pressure on the valuation of our common stock or preferred stock. We may also issue additional shares of our common stock, preferred stock, or other securities that are convertible into or exercisable for common stock in connection with the hiring of personnel, future acquisitions, private placements of our securities for capital raising purposes, debt refinancing, or for other business purposes. In the future, we may engage in public offerings of our stock.  Future sales of substantial amounts of our common stock, or the perception that sales could occur, could have a material adverse effect on the valuation of our common stock or preferred stock.

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

The agreements governing our debt facility contain certain financial covenants and other covenants that restrict our ability to engage in certain transactions and may impair our ability to respond to changing business and economic conditions.

Our debt facility contains restrictions on our ability to engage in certain transactions and may limit our ability to respond to changing business and economic conditions. The debt facility imposes operating and financial restrictions, including, among other things, limitations on our ability to:

•	incur additional indebtedness;
•	create, incur, assume or permit to exist liens on property or assets;
•	make, incur or assume certain investments;
•	engage in mergers or consolidations;
•	sell assets;
•	pay dividends or make distributions;
•	make optional prepayments of certain indebtedness;
•	engage in certain transactions with affiliates;
•	enter into sale-leaseback transactions; and
•	pay management fees.

In addition, the debt facility requires us to:

•	maintain $2.0 million cash balance;
•	deposit $5.0 million into an interest reserve account;
•	meet certain EBITDA minimums on a quarterly basis for the periods from March 31, 2015 through March 31, 2018, with a standard cure provision if the EBITDA minimums are not met; and
•	limits the annual aggregate capital expenditures to $18.0 million in 2013 and 2014.

If there were an event of default under our debt facility, the lender of the defaulted debt could cause all amounts outstanding with respect to that debt to be due and payable immediately.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

We own approximately 34 acres of land where Tropicana Las Vegas is located. Our primary business is the ownership and operation of Tropicana Las Vegas which offers casino gaming, hotel accommodations, dining, entertainment, retail shopping and other resort amenities. Tropicana Las Vegas is a hotel casino property conveniently located at the corner of Tropicana Avenue and Las Vegas Boulevard on the Las Vegas Strip.  Our property is pledged as collateral under terms of our debt facility.

Item 3.  Legal Proceedings

General

We are occasionally party to routine lawsuits arising from the normal operations of a hotel and casino. As with all ligation, no assurance can be provided as to the outcome of such matters.  Other than the items discussed below, there are no other pending legal proceedings to which we are party to, that are material in relation to our consolidated financial statements.

Bankruptcy

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

The professionals employed at the expense of the bankruptcy estates of the Predecessor and other debtors have filed applications for allowance of approximately $13.5 million in professional fees and expenses against the Predecessor. We dispute and have objected to many of those applications in advance of hearings before the Bankruptcy Court, the first of which occurred on May 11, 2011, and addressed issues of allocation of fees and expenses between the Predecessor and TEH. Following the May 11, 2011 hearing, the Bankruptcy Court requested post-hearing submissions from the parties, which were filed on June 30, 2011.  A second hearing on all other issues subject to the objections will occur approximately eight (8) weeks after the resolution of the allocation issues submitted to the Bankruptcy Court at the hearing that occurred on May 11, 2011. As of December 31, 2012, the Bankruptcy Court has not yet ruled. We believe that our potential liability in respect to such claimed professional fees and expenses is approximately $3.4 million. Management cannot predict the outcome of these Bankruptcy claims and proceedings, therefore, no assurance can be provided as to the ultimate amount that will be paid. We currently have approximately $5.0 million in restricted funds in connection with the reorganization of the Predecessor for the purpose of satisfying liabilities related to professional services incurred as part of the Chapter 11 Cases.

With regard to the Disputed Claims discussed above, Wimar Tahoe Corporation and Columbia Sussex Corporation are companies related by common ownership to the Predecessor that provided management services and incurred expenses through September 2008 which were charged to the Predecessor. Both these companies seek administrative expenses and/or priority claims in the aggregate amount of $0.8 million. On July 27, 2011, the Bankruptcy Court rescheduled the summary judgment motions for oral argument to September 27, 2011. However, as of December 31, 2012, the Bankruptcy Court has yet to rule. We currently have recorded a liability in the amount of $0.8 million in accounts payable for this claim.

Finally, TEH has asserted two claims.  The first claim is in regard to the Disputed Claims discussed above, it is an administrative/priority claim for approximately $0.5 million covering management fees and an unliquidated contingent claim relating to alleged workers’ compensation liabilities. We dispute the workers’ compensation liabilities claim in its entirety and a portion of the claimed management fees. Given our position, we have not recorded any liability associated with this Disputed Claim. With regard to the second claim, TEH has asserted that the Predecessor should be responsible for payment of the entire amount of fees and expenses ultimately allocated to the Predecessor, an amount that TEH asserts should be 50% of the entire amount requested.  The Company, on the other hand, has taken the position that, pursuant to the Bankruptcy Plan, it is responsible only for the Predecessor’s appropriate allocation of professional fees and expenses that were unpaid at the time of confirmation of the Bankruptcy Plan, which would be an amount less than the amount of fees and expenses that the Company’s objections concede should be allocated to the Predecessor. Given our position, we have not recorded any liability associated with this claim. Management cannot predict the outcome and no assurance can be given that the claims asserted will be ultimately disallowed or will not have a material adverse impact on the Company.

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

Item 4.  Mine Safety Disclosures

Not Applicable

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

All of our outstanding common stock is privately held and there is no established public trading market for our common stock.

Holders

As of January 31, 2013, there were 54 holders of our common stock.

Dividends

Holders of shares of our common stock are entitled to receive dividends only when, as and if approved by our board of directors from funds legally available for the payment of dividends, after payment of dividends on our outstanding series of preferred stock. We have not paid, and do not anticipate paying in the foreseeable future, any dividends on our common stock since our loan agreement prohibits dividends while there is debt outstanding.

Securities authorized for issuance under equity compensation plans

Information regarding our securities authorized for issuance under equity compensation plans will be included in Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of this Annual Report on Form 10-K and is incorporated herein by reference from our definitive proxy statement relating to our 2012 Annual Meeting of Stockholders.

Item 6.  Selected Financial Data

The following selected consolidated financial data presents the financial results of our company for the years ended December 31, 2012, 2011, and 2010 and for the six months ended December 31, 2009, (the “Successor Period”), and Tropicana Las Vegas for the six months ended June 30, 2009 and the year ended December 31, 2008 (the “Predecessor Period”).  The data as of and for the years ended December 31, 2012, 2011and 2010 and for the six months ended December 31, 2009 have been derived from our audited consolidated financial statements for the periods indicated and are contained elsewhere in this Annual Report on Form 10-K.  The Predecessor’s data as of and for the periods indicated have been derived from the Predecessor’s audited financial statements. Tropicana Las Vegas was owned and operated by TEH during the period January 1, 2008 through June 30, 2009.

In accordance with accounting guidance related to financial reporting by entities in reorganization under the Bankruptcy Code, we adopted fresh-start reporting upon the Bankruptcy Plan being consummated and becoming effective on July 1, 2009. In connection with the adoption of fresh-start reporting, a new entity was deemed created for financial reporting purposes. Fresh-start reporting generally requires resetting the historical net book value of assets and liabilities to fair value by allocating our enterprise value as set forth in the Bankruptcy Plan to our assets and liabilities pursuant to accounting guidance related to business combinations upon emergence from bankruptcy.  The Predecessor Period reflects the historical accounting basis in the Predecessor’s assets and liabilities, while the Successor Period reflects the assets and liabilities at fair value by allocating the enterprise value to our company’s assets and liabilities pursuant to accounting guidance related to business combinations.

The selected financial data set forth below is qualified in its entirety by, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.  As a result of the application of fresh-start reporting in accordance with accounting guidance on reorganizations, the financial statements of the Predecessor for the periods prior to July 1, 2009 are not comparable to our financial statements for the periods on or after July 1, 2009. The following information is not necessarily indicative of our future financial results.

	Successor				Predecessor (b)
	Year Ended December 31,			Six Months Ended December 31,	Six Months Ended June 30,	Year Ended December 31,
	2012	2011	2010	2009(a)	2009	2008
	(in thousands, except per share data)
Income Statement Data:
Net revenues	$91,396	$85,424	$54,184	$33,551	$43,894	$118,383
Operating (loss) income	(30,289)	(39,249)	(42,893)	(19,024)	(433,651)	(216,993)
Net loss	(34,261)	(40,337)	(43,820)	(18,988)	(308,261)	(162,226)
Loss per common share	(7.47)	(8.84)	(9.70)	(4.29)

	Successor				Predecessor (b)
	As of December 31,				As of June 30,	As of December 31,
	2012	2011	2010	2009(a)	2009	2008
	(in thousands)
Balance Sheet Data (as of period end):
Total assets	$365,464	$373,865	$345,972	$308,950	$875,056	$1,287,249
Total debt	40,617	60,745	29,333	2,320	440,512	440,000
Total stockholders’/ member’s equity	297,547	291,444	296,765	286,012	362,610	670,871
_____________________
(a)	Reflects the results of our Company from July 1, 2009 through December 31, 2009.
(b)	Reflects the results of Tropicana Las Vegas Holdings, LLC and its subsidiaries.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the “Selected Historical Financial Data” and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements reflecting our current expectations and estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the sections entitled “Item 1A - Risk Factors” and “Special Note Regarding Forward-Looking Statements” appearing elsewhere in this Annual Report on Form 10-K.

Overview

Our primary business is the ownership and operation of Tropicana Las Vegas which offers casino gaming, hotel accommodations, dining, entertainment, retail shopping and other resort amenities.  Our financial results are dependent upon the number of patrons that we attract to our property and the amounts those guests spend per visit. Additionally, our operating results may be affected by, among other things, overall economic conditions impacting the disposable income of our guests, achieving and maintaining cost efficiencies, competition on the Las Vegas Strip, gaming tax increases and other regulatory changes, the commencement of new gaming operations, charges associated with debt refinancing, construction at our facilities and general public sentiment regarding travel.

We may experience significant fluctuations in our quarterly operating results due to seasonality, variations in gaming hold percentages and other factors. Consequently, our operating results for any quarter or year are not necessarily comparable and may not be indicative of future periods’ results. Historically, our fourth quarter is weaker than other periods due mostly to the combined effects of inclement weather and a decline in guest visitation and spending patterns between the Thanksgiving and Christmas holidays. Over the last few years, the weak economic conditions have adversely impacted our business volumes and the amount our guests spend at our property. However, we have recently seen some indications of stability. Additionally, we continue to implement operating efficiencies and are reducing our cost structure in response to the weak economic conditions. These enhancements may improve our operating margins.

Capital Improvement Project.  We believe that having facilities that are attractive and desirable to customers is critical to our competitiveness. In July 2009, we initiated an extensive capital improvement project of our property. The $141.1 million renovation project was completed in early 2012 and we incurred costs of $140.8 million.  The completed renovations include: renovation of over 1,300 hotel rooms and suites; a comprehensive casino remodel including a sports book; redevelopment of the pool area; a remodel of convention and exhibit center; a reconfiguration of the pedestrian bridge; nightclub, a beach club, and two casual restaurants were added, as well as back-of-house improvements and upgrades.  We anticipate experiencing continued increases in revenues and corresponding expenses as our property attracts new customers and welcomes back loyal customers. Future capital expenditures will be contingent on our ability to obtain additional funding.

Entertainment.   We have leased our nightclub and beach club to BBCLV, LLC for ten years, effective April 1, 2012. BBCLV, LLC is introducing Las Vegas to the original Bagatelle Champagne party brunch with a new day and nightclub resort experience as well as the first supper club in Las Vegas.  The Bagatelle features a 500 seat restaurant that includes two private dining areas and beach club. The new supper club and redesigned nightclub opened in early November 2012.  The Bagatelle Beach Club is expected to open in early spring.

Third Amendment to Loan Agreement.   In July 2012, we entered into a Third Amendment to our Loan Agreement which establishes an additional $5.0 million revolving credit facility (“Revolver B”) and modifies certain financial and non financial covenants.  The Revolver B matures on March 2014 and bears interest at 5% per annum.  Among other things, the Third Amendment (i) eliminates the minimum fixed charge coverage ratio the Company was subjected to; (ii) requires the Company to meet certain EBITDA minimums for the period March 1, 2012 through December 31, 2012 and then on a quarterly basis going forward, with a standard cure provision if the EBITDA minimums are not met; (iii) increases the maximum capital expenditures for 2012 from $10.0 million to $20.0 million while requiring the additional spending to be funded through an equity offering; and (iv) allows the Company to pay certain related party management fees.

Franchise Agreement.  In late October 2012, we announced a franchise agreement with Hilton Worldwide (“Hilton”) linking our hotel to Hilton’s fastest growing full-service chain, Doubletree by Hilton.  The upscale, contemporary chain will offer Hilton’s loyalty program members the opportunity to earn and redeem points on the Las Vegas Strip after a nearly 14-year absence. We integrated into Hilton’s websites and toll-free reservations number in mid January 2013. The partnership affords us the opportunity to maintain our individuality and culture, while taking advantage of the sales and marketing scale of the worldwide Hilton organization.

Rights Offering.  In November 2012, we completed a $40.0 million rights offering of a new series of preferred stock, the Class A Series 4 Convertible Participating Preferred Stock, par value $0.01 per share, to raise additional capital to use for general corporate purposes, including funding of the ongoing capital improvements at the Company’s hotel and casino.  The Rights Offering was conducted in accordance with the terms of the Company’s Stockholders’ Agreement dated July 1, 2009. The Rights Offering was open to all of the Company’s stockholders of record as of September 24, 2012.  The Company offered 400,000 shares of Series 4 Preferred for sale in the Rights Offering at a purchase price per share of $100.  The Series 4 Preferred had similar terms as the Company’s existing shares of Class A Convertible Participating Preferred Stock, except for the initial conversion price was $10.00 per share (i.e., each share of Series 4 Stock will be initially convertible into 10 shares of Common Stock ($100/$10)).  As a result, the 400,000 shares of Series 4 Preferred sold in the Rights Offering is convertible into 4,000,000 shares of Common Stock.

Amended and Restated Loan Agreement. In December 2012, the Tropicana Las Vegas Inc., a wholly owned subsidiary of Tropicana Las Vegas Hotel and Casino, Inc, the guarantor, agreed to amend and restate its loan agreement (the Amended and Restated Loan”) between the Tropicana Las Vegas Inc., as Borrower, and Wells Fargo Principal Investments, LLC as Lender and Wells Fargo Bank, National Association, as the administrative agent for the Lender. The current borrowing base remains at $65.0 million with the $10.0 million term loan being converted into a revolving credit facility (“Revolver C”).  Thus, the Company has a $50.0 million revolving credit facility (“Revolver A”) which bears interest at 4%, a $5.0 million revolving credit facility (“Revolver B”) which bears interest at 5% and a $10.0 million Revolver C which bears interest at 6%. The Amended and Restated Loan extends the maturity of each revolving credit facility to April 2, 2018. In addition, the Lender agreed to release an approximately one acre parcel for future development.

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

Summary of Financial Results

The following table highlights our results of operations ($ in thousands):

	2012	2011	Percent Change	2010	Percent Change
Net revenues	$91,396	$85,424	7%	$54,184	58%
Operating costs and expenses	121,685	124,673	(2)%	97,077	28%
Operating loss	(30,289)	(39,249)	(23)%	(42,893)	(8)%
Interest income and expense, net	(3,972)	(1,088)	265%	(927)	17%
Net loss	(34,261)	(40,337)	(15)%	(43,820)	(8)%

Net Revenues. Net revenues increased $6.0 million or 7% for the year ended December 31, 2012 as compared to the year ended December 31, 2011. The increase is primarily due to an increase in table game and room revenue, slightly offset by a decrease in food and beverage revenue. Net revenues increased $31.2 million or 58% for the year ended December 31, 2011 as compared to the year ended December 31, 2010. The increase is primarily due to the completion of our multi-year, large scale remodeling project discussed above in the overview section. The capital improvement project resulted in the closure of sections of our casino floor, hotel rooms and food and beverage facilities resulting in disruption and inconvenience to our customers during 2010 and to a lesser degree during 2011. Although we aimed to minimize such disruption and inconvenience to our customers, we experienced a reduction in revenues as a result during the year ended December 31, 2010 and to a lesser extent during the year ended December 31, 2011.

Operating Loss. The operating loss decreased by $9.0 million, or 23%, for the year ended December 31, 2012 as compared to the year ended December 31, 2011, which was primarily due to an increase in net revenues as noted above and a $3.0 million decrease in operating costs.  The operating loss decreased by $3.6 million, or 8%, for the year ended December 31, 2011 as compared to the year ended December 31, 2010, which was primarily due to an increase in net revenues as noted above partially offset by an increase in operating costs and expenses. The increase in operating costs and expenses was primarily related to increased depreciation and amortization expense as a result of the completion of various phases of our capital improvement project as well as increases in preopening expenses and increases in food and beverage expenses as a result of our nightclub and the beach club which opened in May 2011.

The following table highlights our sources of revenues and expenses as compared to prior periods ($ in thousands):

	Year Ended December 31,
	2012	2011	Percent Change	2010	Percent Change
Casino revenues	$39,239	$34,566	14%	$26,121	32%
Casino expenses	29,060	24,738	17%	21,294	16%
Margin	26%	28%		18%

Room revenue	35,613	31,433	13%	19,637	60%
Room expense	17,300	16,957	2%	13,400	27%
Margin	51%	46%		32%

Food and beverage revenues	23,307	24,848	(6)%	12,278	102%
Food and beverage expenses	20,720	23,734	(13)%	11,666	103%
Margin	11%	4%		5%

Other revenues	4,230	3,977	6%	3,077	29%
Other expenses	4,107	3,694	11%	3,648	1%
Selling, general and administrative expenses	19,229	23,472	(18)%	24,156	(3)%
Maintenance and utilities	12,309	12,221	1%	12,212	0%
Depreciation and amortization	18,660	17,040	10%	10,053	70%
Preopening	—	2,144	(100)%	632	239%

Year Ended December 31, 2012 compared with Year Ended December 31, 2011

Casino.  Casino revenues increased $4.7 million, or 14%, for the year ended December 31, 2012 as compared to the year ended December 31, 2011. Table game revenues accounted for the increase in casino revenues as a result of table game volume generated by new hosts and independent agents as well as a higher hold percentage. Table game revenues were $12.9 million compared to $8.1 million for the prior year.  Slot revenues remained flat at $25.7 million year over year. Casino expenses increased $4.3 million for the year ended December 31, 2012, as compared to the prior year. The majority of the increase was commensurate with the increased revenues as well as costs associated with driving new business. As a result of the increased casino expenses, the casino operating margin decreased 2 percentage points in the current year as compared to the prior year.

Room.  Room revenue increased $ 4.2 million, or 13%, for the year ended December 31, 2012 as compared to the year ended December 31, 2011, which was attributable to an increase in average daily rate to $77 from $69 with a flat occupancy rate of 83%. The hotel business continues to be extremely challenging and competitive given the amount of room capacity available on the Las Vegas Strip. Competitive room rates hit an all time low in December and the consumer found exceptional values in room rates across all hotel segments including luxury brands. Room expense increased $0.3 million for the current year as compared to the prior year, due to slightly higher operating costs including labor and laundry expenses.  As a result of the higher daily rate, the hotel operating margin increased 5 percentage points in the current year as compared to the prior year.

Food and Beverage.  Food and beverage revenues decreased approximately $1.5 million, or 6%, for the year ended December 31, 2012 as compared to the year ended December 31, 2011. The decrease in food and beverage revenue was primarily due to the closing of the nightclub and beach club in March 2012.  As stated above in the overview section, we have leased our nightclub and beach club to BBCLV, LLC for ten years. The new supper club and redesigned nightclub opened in early November 2012.  The Bagatelle Beach Club is expected to open in early spring.  The income generated by these venues will be recognized in other revenue.  Food and beverage expenses decreased approximately $3.0 million, or 13%, for the current year as compared to the prior year directly corresponding to the closing of the nightclub and beach club.  As a result of eliminating the lower margin nightclub and beach club business, the food and beverage operating margin increased 7 percentage points in the current year as compared to the prior year.

Other.  Other revenues primarily included income from the convention, entertainment and leased outlets. Other revenues increased by $0.3 million, or 6%, for the year ended December 31, 2012 as compared to the year ended December 31, 2011.  The increase in other revenues is primarily the result of increased income from convention services and theater revenue generated from the Dancing with the Stars show. Since the closing of the Dancing with the Stars show in early August, we have initiated a complete renovation of our theater.  We expect our new state-of the-art theater to reopen in mid February 2013 with a 26% increase in seating capacity.

Selling, General and Administrative.  Selling, general and administrative expenses decreased $4.2 million, or 18%, for the year ended December 31, 2012 as compared to the year ended December 31, 2011. The decrease was due to lower payroll, general liability insurance premiums, legal services, and advertising expenses as a result of cost reduction and efficiency initiatives implemented by management.  In addition, we eliminated one-time expenses associated with re-launching and re-branding the property.

Maintenance and Utilities.  Maintenance and utilities expense for the year ended December 31, 2012 as compared to the year ended December 31, 2011 increased by a negligible amount due to our preventive maintenance program, which was implemented at the end of 2011.

Depreciation and Amortization.  An increase in depreciation and amortization expense of $1.6 million, or 10%, for the year ended December 31, 2012 as compared to the year ended December 31, 2011 related to the completion of our capital improvement project in 2011 and placing those assets in service for a complete depreciation cycle.

Preopening.  There were no preopening expenses for the current year as compared to $2.1 million related to the opening of the nightclub and beach club for the prior year.

Write down on Other Assets.  We wrote off $0.2 million and $0.7 million of assets for 2012 and 2011, respectively.  The 2012 write-off represents the elimination of a restaurant shell and the 2011 write off represents the nonperformance by a vendor to deliver certain fixed assets for our room renovations.

Interest Expense, Net.  Net interest expense increased $2.9 million, or 265%, for the year ended December 31, 2012 as compared to the year ended December 31, 2011.  Interest associated with major construction projects is capitalized as part of the cost of the constructed assets.  Capitalization of interest ceases when the project is substantially complete or development activity is suspended for more than a brief period.  We substantially completed our major renovation project in 2011, thus we have ceased capitalizing interest. Capitalized interest for the prior year was $2.4 million.

Year Ended December 31, 2011 compared with Year Ended December 31, 2010

Casino.  Casino revenues increased $8.4 million, or 32%, for the year ended December 31, 2011 as compared to the year ended December 31, 2010. Slot revenues accounted for a majority of the increase in casino revenues as a result of the refurbishment of the casino floor and the addition of new slot machines as well as successful marketing efforts to promote repeat visits. Casino expenses increased $3.4 million, or 27% for the year ended December 31, 2011, as compared to the year ended December 31, 2010. The increase was the result of increases to complimentaries in relation to our marketing efforts, increased payroll costs as a result of added employees for the additional table games offered in connection with the completion of the casino renovations during the second quarter, and increased gaming taxes as a result of increased revenues. As a result of the increased casino revenues, the casino operating margin increased 10 percentage points in the year ended 2011 as compared to the year ended in 2010.

Room.  Room revenue increased $11.8 million, or 60%, for the year ended December 31, 2011 as compared to the year ended December 31, 2010, which was attributable to an increase in average daily rate to $69 from $55 as well as an increase in occupancy percentage to 83% from 76% for the same periods, resulting from the availability of the newly renovated hotel rooms in the Paradise Tower placed in service in the second quarter of 2010 and the newly renovated hotel rooms in the Club Tower placed in service in the third and fourth quarter of 2010. Room expense increased $3.6 million or 27% for the year ended December 31, 2011 as compared to the year ended December 31, 2010. The increase was primarily due to the opening of the renovated hotels rooms resulting in increased payroll costs and to a lesser extent, increases in customer amenity expenses such as cable television and room supplies. As a result of the increased room revenue, the hotel operating margin increased 14 percentage points from the year ended in 2010 to the year ended in 2011.

Food and Beverage.  Food and beverage revenues increased approximately $12.6 million, or 102%, for the year ended December 31, 2011 as compared to the year ended December 31, 2010. The increase was primarily due to the opening of the new Beach Cafe in December 2010, the opening of the food court in April 2011, and the opening of the nightclub and beach club in May 2011. Food and beverage expenses increased $12.1 million, or 103% for the year ended December 31, 2011 as compared to the year ended December 31, 2010, primarily due to the opening of the nightclub, beach club, Beach Cafe and food court, resulting in increased payroll costs, other operating costs and cost of goods sold. As a result of the increased food and beverage expenses, the food and beverage operating margin decreased 1 percentage point from the year ended in 2010 as compared to the year ended in 2011.

Other.  Other revenues primarily include income from the gift shop, entertainment and leased outlets. Other revenues increased by $1.0 million, or 29%, for the year ended December 31, 2011 as compared to the year ended December 31, 2010, primarily a result of increased income from leased outlets offset by decreases in income from gift shop revenue. The increased leased outlets revenue was the result of the opening of our race and sports book and other entertainment venues in 2011.

Selling, General and Administrative.  Selling, general and administrative expenses decreased $0.7 million, or 3%, for the year ended December 31, 2011 as compared to the year ended December 31, 2010. General and administrative expenses decreased $3.3 million, or 16%, for the year ended December 31, 2011 as compared to the year ended December 31, 2010.The decrease was due in part to reduced legal expenses as a result of receiving government approvals in December 2010 allowing us to own and operate our gaming facility as well as lower payroll and operating expenses as a result of cost reduction and efficiency initiatives implemented by management. Marketing, advertising and promotions expense accounted for increased $1.9 million, or 73%, for the year ended December 31, 2011 as compared to the year ended December 31, 2010 due to increased marketing and advertising of the recently completed renovations related to our capital improvement project. Management fees increased $0.6 million, or 59% for the year ended December 31, 2011 as compared to the year ended December 31, 2010. The increase from the year ended in 2010 to the year ended in 2011 is due to increased revenues.

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

Write down on Other Assets.  We wrote off $0.7 million of assets in 2011. The write off was the result of nonperformance by a vendor to deliver certain fixed assets for our room renovations.

Interest Expense, Net.  Net interest expense increased $0.2 million, or 17%, for the year ended December 31, 2011 as compared to the year ended December 31, 2010. The increase is due to an increase in our long-term debt of $32.6 million related to borrowings which were used to fund our capital improvement project. Interest capitalized increased $1.9 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010 as a result of our capital improvement project that was ongoing during 2011.

Liquidity and Capital Resources

Amended and Restated Loan Agreement

Effective December 21, 2012, we agreed to amend and restate our $65.0 million loan agreement.  The Amended and Restated Loan is comprised of a $50.0 million Revolver A facility, a $5.0 million Revolver B facility, and a $10.0 million Revolver C facility. The Revolver A bears interest at 4% per annum, Revolver B bears interest at 5% per annum and Revolver C bears interest at 6%. The fee for any unfunded portion of the Revolver A, Revolver B or Revolver C is 0.50%. Each revolving credit facility has a stated maturity date of April 2, 2018.

The Amended and Restated Loan contains customary affirmative, negative and financial covenants. The covenants, among other things, restrict, subject to certain exceptions, our ability to: incur additional indebtedness; create liens on property or assets; make certain investments; engage in mergers or consolidations; sell assets; pay dividends or make distributions; engage in certain transactions with affiliates; enter into sale-leaseback transactions; and pay management fees. In addition, the Amended and Restated Loan requires us to: maintain a $2.0 million cash balance; deposit $5.0 million into an interest reserve account; meet certain EBITDA minimums on a quarterly basis for the periods from March 31, 2015 through March 31, 2018 with a standard cure provision if the EBITDA minimums are not met; and limits the annual aggregate capital expenditures to $18.0 million in 2013 and 2014.  As of December 31, 2012, we are in compliance with all of our covenants.

Substantially all of the assets of Tropicana Las Vegas excluding approximately one acre, are pledged as collateral under the Amended and Restated Loan and priority of liens and security interest were granted to our lenders. Pursuant to the terms of the Amended and Restated Loan, we were required to establish an interest reserve account for payments of quarterly interest.  As of December 31, 2012, the interest reserve account had a balance of $5.9 million.

Liquidity Outlook

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

Our primary sources of liquidity have been comprised of cash flows from operations, a revolving line of credit totaling $65 million and three rights offerings which raised $160 million.  In November 2012, we completed a $40.0 million rights offering of a new series of preferred stock, the Class A Series 4 Convertible Participating Preferred Stock, par value $0.01 per share, to raise additional capital to use for general corporate purposes, including funding of the ongoing capital improvements at the Company’s hotel and casino.

We believe that our existing cash balance, cash flows from operations, and existing revolver line will be more than adequate to meet our financial and operating obligations over the next twelve months. However, we will continue to closely monitor and manage our cash position given the current economic environment. If our sources of capital are inadequate to fund our long-term liquidity requirements, including our need to service our existing debt obligations as they come due, we will attempt to procure additional debt or equity financing, to fund our operations, capital expenditures and debt service requirements.  We can provide no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available in amounts sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. Moreover, we may need to refinance all or a portion of our indebtedness on or before maturity. We cannot make assurances that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

Cash Flows Used in Operating Activities

During the year ended December 31, 2012, cash flows used in operating activities were $13.5 million as compared to $16.8 million for the prior year. The increase in cash flows from operating activities, excluding funding $5.0 million into the interest reserve account, is the result of greater revenue streams within our resort coupled with our cost reduction initiatives.

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

Cash Flows Used in Investing Activities

Cash used for capital expenditures and change in construction payables were approximately $9.9 million for the year ended December 31, 2012.  During the year ended December 31, 2011, cash used for capital expenditures and change in construction payables were approximately $47.3 million. Cash used for capital expenditures for the year ended December 31, 2010, was $69.5 million. The decrease in cash used for capital expenditures is the result of the completion of our multi-year capital improvement project.

Cash Flows Provided by Financing Activities

During the year ended December 31, 2012, we had cash flows from financing activities of $19.6 million. In July 2012, we entered into a third amendment to our Loan Agreement which established an additional $5.0 million revolving credit facility. During 2012, we borrowed $10.0 million to fund our capital expenditures. In November 2012, we raised $40.0 million in a private placement of our Series 4 Preferred Stock which allowed us to pay down our borrowing base by $30.0 million. In addition, we paid $0.3 million in principal payments on capital leases and $0.1 million in debt issuance costs.  As of December 31, 2012, we have an available borrowing base of $25.4 million under the Amended and Restated Loan Agreement.

During the year ended December 31, 2011, we had cash flows from financing activities of $66.3 million. In May 2011, we completed a $35.0 million rights offering of our Series 3 Preferred Stock to certain of our stockholders. In addition, we had net borrowings of $32.6 million to fund our capital improvement project. We paid $1.2 million in principal payments on capital leases and $0.1 million in debt issuance costs for 2011.  As of December 31, 2011, we did not have any availability to our borrowing base under our loan agreement.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2012 and the effect such obligations are expected to have on our liquidity and cash flow in future periods ($ in thousands):

	Periods of Payments
	Total	Less than One Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt	$39,601	$—	$—	$—	$39,601
Interest on long-term debt (a)	9,366	1,784	3,568	3,568	446
Capital leases	1,016	352	664	—	—
General purchase obligations	455	455	—	—	—
Capital purchase obligations	762	762	—	—	—
Other commitments (b)	14,270	2,698	3,805	2,767	5,000
Total contractual obligations	$65,470	$6,051	$8,037	$6,335	$45,047
_____________________
(a)	Amounts estimated based on current outstanding debt.
(b)	Amounts represent various contract commitments including software licenses, maintenance agreements and service agreements.

Off-Balance sheet Arrangements

We have no special purpose entities, financing partnerships, guarantees or off-balance sheet arrangements other than $0.2 million of outstanding letters of credit discussed in Note 6 “Commitments and Contingencies” to our Consolidated Financial Statements in this Annual Report on Form 10-K.

Critical Accounting Policies

Our consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America. A summary of our significant accounting policies are presented in Note 2 to the Consolidated Financial Statements.  Certain of our accounting policies require management to apply significant judgment in defining the appropriate assumptions integral to financial estimates. We evaluate our estimates on an ongoing basis including those related to the estimated lives of depreciable assets, allowance for doubtful accounts, accruals for customer loyalty programs, self-insurance, contingencies and other items. Judgments are based on historical experience, terms of existing contracts, industry trends, information that is currently available and various other assumptions that we believe are reasonable under the circumstances. However, by their nature, judgments are subject to an inherent degree of uncertainty, and therefore actual results may differ from our estimates. We believe the following critical accounting policies affect the most significant judgments and estimates used in the preparation of our consolidated financial statements.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets or, for capital leases and leasehold improvements, over the shorter of the asset’s useful life or the term of the lease. Costs of major improvements are capitalized, while costs of normal repairs and maintenance are expensed as incurred. The cost and accumulated depreciation of property and equipment retired or disposed of are eliminated from the respective accounts and any resulting gain or loss is included in the results of operations.

Long-Lived Assets

Long-lived assets, which are to be held and used, including property and equipment, are periodically reviewed by management for impairment whenever certain events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. If an indicator of impairment exists, we compare the estimated undiscounted future cash flows of the asset to the carrying value of the asset.  If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then impairment is measured as the difference between fair value and carrying value.

Self-Insurance Reserves

We are self-insured up to certain stop-loss limits for costs of employee health coverage for non-union employees as well as worker’s compensation and general liability claims. Insurance claims and reserves include accruals of estimated settlements for known claims as provided by a third party. In estimating these accruals, we consider historical loss experience and make judgments about the expected levels of costs per claim.  We believe the estimates of future liability are reasonable based upon our monitoring of claim types and incidents; however, changes in health care costs, accident frequency and severity could materially affect estimates for these liabilities.

Customer Loyalty Program

We provide a customer loyalty program which allows customers to redeem points earned from their gaming activity for slot play, food, beverages, rooms or merchandise. We accrue a liability for the estimated cost of the outstanding points that we believe will ultimately be redeemed which is calculated based on the total number of points earned, converted to a redemption value based on the average number of points needed to convert to rewards.  The offset to this liability is recorded as casino expense.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued an update to Accounting Standards Codification (“ASC”) No. 220, Presentation of Comprehensive Income, which eliminates the option to present other comprehensive income and its components in the statement of stockholders’ equity. We could elect to present the items of net income and other comprehensive income in a single continuous statement of comprehensive income or in two separate, but consecutive statements. The provisions of ASC No. 220 were adopted by the Company in the first quarter of 2012, which is the period it became effective for the Company. We elected to present the items of net income and comprehensive income in one single continuous statement for this presentation.

In May 2011, the FASB issued amendments to existing fair value measurement guidance in order to achieve common requirements for measuring fair value and disclosures in accordance with GAAP and International Financial Reporting Standards. The guidance clarifies how a principal market is determined, addresses the fair value measurement of instruments with offsetting market or counterparty credit risks, addresses the concept of valuation premise and highest and best use, extends the prohibition on blockage factors to all three levels of the fair value hierarchy and requires additional disclosures. The amendments are to be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011. We adopted the guidance as of January 1, 2012, which did not have a material impact on our consolidated financial statements.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our use of debt exposes us to interest rate risk. As of December 31, 2012, all of our long-term debt and capital leases had fixed interest rates which eliminated our exposure to fluctuation of interest rates.  The following table set forth our long-term debt obligations and the related interest rates as of December 31, 2012 ($ in thousands):

Type	Expected Maturity	Interest Rate as of December 31, 2012	Principal Outstanding
Obligations under capital leases	Mar-2013 –Jul 2015	0.0% to 6.9%	$1,016
Revolver A, $50.0 million limit	April 2018	Fixed at 4.0%	29,601
Revolver B, $5.0 million limit	April 2018	Fixed at 5.0%	-0-
Revolver C, $10.0 million limit	April 2018	Fixed at 6.0%	10,000
Total debt			$40,617

Item 8. Financial Statements and Supplementary Data

The information required by this Item is contained in Item 15(a) of this Annual report on Form 10-K under “Financial Statements”.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedure

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2012, the Company’s disclosure controls and procedures are effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussions regarding required disclosure.

Management Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Based on our assessment, management believes that, as of December 31, 2012, the Company’s internal control over financial reporting was effective.

This annual report does not include an attestation report regarding internal controls over financial reporting from Ernst & Young LLP, our independent registered public accounting firm. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to Section 404(c) to the Sarbanes-Oxley of 2002 that permits the Company to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fourth fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to our definitive proxy statement for our 2013 Annual Meeting to be filed with the Securities and Exchange Commission pursuant to regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 11.  Executive Compensation

The information required by this Item is incorporated by reference to our definitive proxy statement for our 2013 Annual Meeting to be filed with the Securities and Exchange Commission pursuant to regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to our definitive proxy statement for our 2013 Annual Meeting to be filed with the Securities and Exchange Commission pursuant to regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to our definitive proxy statement for our 2013 Annual Meeting to be filed with the Securities and Exchange Commission pursuant to regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 14.  Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to our definitive proxy statement for our 2013 Annual Meeting to be filed with the Securities and Exchange Commission pursuant to regulation 14A within 120 days after the end of the fiscal year covered by this report.

PART IV

Item 15.  Exhibits, Financial Statements

(a)(1).  Financial Statements

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
3.3
Certificate of Designations of Class A Convertible Participating Preferred Stock of Tropicana Las Vegas Hotel and Casino, Inc. dated as of August 12, 2009. (Incorporated herein by reference to the Company’s Form 10-12G dated February 16, 2010)

3.4
Amendment to Certificate of Incorporation of Tropicana Las Vegas Hotel and Casino, Inc. dated as of August 12, 2009. (Incorporated herein by reference to the Company’s Form 10-12G/A dated April 13, 2010)

3.5
Amendment to Certificate of Incorporation of Tropicana Las Vegas Hotel and Casino, Inc. dated as of March 17, 2010. (Incorporated herein by reference to the Company’s Form 10-12G/A dated April 13, 2010)

3.6
Certificate of Designations of Class A Series 2 Convertible Participating Preferred Stock of Tropicana Las Vegas Hotel and Casino, Inc. dated as of March 17, 2010. (Incorporated herein by reference to the Company’s Form 10-12G/A dated April 13, 2010)

3.7
Amendment to Certificate of Incorporation of Tropicana Las Vegas Hotel and Casino, Inc. dated as of April 28, 2011 (Included as exhibit 3.7 to the Registrant’s Form 8-K filed on May 3, 2011 and incorporated herein by reference)

3.8
Certificate of Designations of Class A Series 3 Convertible Participating Preferred Stock of Tropicana Las Vegas Hotel and Casino, Inc. dated as of April 28, 2011 (Included as exhibit 3.8 to Form 8-K filed on May 3, 2011 and incorporated herein by reference)

3.9	Amendment to Certificate of Incorporation of Tropicana Las Vegas Hotel and Casino, Inc., dated November 1, 2012. (Incorporated herein by reference to the Company’s Form 8-K filed on November 8, 2012)
3.10
Certificate of Designations of Class A Series 4 Convertible Participating Preferred Stock of Tropicana Las Vegas Hotel and Casino, Inc. dated November 1, 2012. (Incorporated herein by reference to the Company’s Form 8-K filed on November 8, 2012)

3.11	Amendment to Certificate of Incorporation of Tropicana Las Vegas Hotel and Casino, Inc., dated January 31, 2013. (Incorporated herein by reference to the Company’s Form 8-K filed on January 30, 2013)
3.12
Amended Certificate of Designations of Class A Series 4 Convertible Participating Preferred Stock of Tropicana Las Vegas Hotel and Casino, Inc. dated November 1, 2012. (Incorporated herein by reference to the Company’s Form 8-K filed on January 30, 2013)

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

10.2	Employment Agreement dated July 1, 2009 by and between Tropicana Las Vegas, Inc. and Alex Yemenidjian. (Incorporated herein by reference to the Company’s Form 10-12G dated February 16, 2010)
10.3	Employment Agreement dated October 1, 2010 by and between Tropicana Las Vegas, Inc. and Marie Ramsey. (Incorporated herein by reference to the Company’s Form 8-K dated December 2, 2010)
10.4	Employment Agreement dated October 1, 2010 by and between Tropicana Las Vegas, Inc. and Joanne M. Beckett. (Incorporated herein by reference to the Company’s Form 8-K dated December 8, 2010)
10.5	Offer Letter dated December 4, 2009 by and between Tropicana Las Vegas, Inc. and Thomas McCartney. (Incorporated herein by reference to the Company’s Form 10-12G dated February 16, 2010)

Exhibit Number	Exhibit Description
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

10.20
Amendment and Restated Loan Agreement, dated December 21, 2012, between Tropicana Las Vegas, Inc., as the Borrower, and Wells Fargo Principal Investments, LLC as a Lender and Wells Fargo National Association, as the Administrative Agent for the Lender (Incorporated herein by reference to the Company’s Form 8-K filed on December 26, 2012).

21.1*	Subsidiaries of the registrant.

Exhibit Number	Exhibit Description
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
_____________________
*	Filed herewith

**
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Signatures

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

Date: February 14, 2013	By:	/s/ Alex Yemenidjian
		Name:	Alex Yemenidjian
		Title:	Chief Executive Officer and President

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alex Yemenidjian
Alex Yemenidjian	Chairman, Chief Executive Officer and President (Principal Executive Officer)	February 14, 2013

/s/ Marie Ramsey
Marie Ramsey	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 14, 2013

/s/ Timothy A. R. Duncanson
Timothy A. R. Duncanson	Director	February 14, 2013

/s/ Judy K. Mencher
Judy K. Mencher	Director	February 14, 2013

/s/ John Redmond
John Redmond	Director	February 14, 2013

/s/ Michael Ribero
Michael Ribero	Director	February 14, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Tropicana Las Vegas Hotel and Casino, Inc.

We have audited the accompanying consolidated balance sheets of Tropicana Las Vegas Hotel and Casino, Inc. (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive (loss) income, changes in stockholders’ equity, and cash flows for the years ended December 31, 2012, 2011 and 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for the years ended December 31, 2012,  2011 and 2010, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Las Vegas, Nevada
February 14, 2013

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	December 31,
	2012	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,355	$12,166
Restricted cash	10,917	8,518
Receivables, net	3,681	2,839
Inventories	876	1,007
Prepaid expenses and other current assets	2,150	2,250
Total current assets	25,979	26,780
Property and equipment, net	334,618	342,462
Other assets, net	4,867	4,623
TOTAL ASSETS	$365,464	$373,865

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$352	$236
Accounts payable	10,699	8,927
Construction payable	1,309	71
Accrued payroll and related	4,543	4,297
Accrued gaming and related	1,926	1,848
Other accrued expenses and current liabilities	2,842	2,830
Total current liabilities	21,671	18,209
Long-term debt, less current portion	40,265	60,509
Accrued management fees	5,224	3,463
Other long-term liabilities	757	240
TOTAL LIABILITIES	67,917	82,421

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS’ EQUITY:
Class A convertible participating preferred stock, $0.01 par value, 750,000 shares authorized, issued and outstanding	8	8
Class A series 2 convertible participating preferred stock, $0.01 par value, 545,702 shares authorized, 545,585 shares issued and outstanding	5	5
Class A series 3 convertible participating preferred stock, $0.01 par value, 350,000 shares authorized, issued and outstanding	3	3
Class A series 4 convertible participating preferred stock, $0.01 par value, 403,500 shares authorized, issued and outstanding	4	—
Class A common stock, $0.01 par value, 16,500,000 shares authorized, 4,662,151 and 4,579,151 shares issued and outstanding, respectively	47	46
Class B common stock, $0.01 par value, 16,500,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	434,886	394,527
Accumulated deficit	(137,406)	(103,145)
Total stockholders’ equity	297,547	291,444
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$365,464	$373,865

The accompanying notes are an integral part of these consolidated financial statements.

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(amounts in thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010
REVENUES:
Casino	$39,239	$34,566	$26,121
Room	35,613	31,433	19,637
Food and beverage	23,307	24,848	12,278
Other	4,230	3,977	3,077
Gross revenues	102,389	94,824	61,113
Less: promotional allowances	(10,993)	(9,400)	(6,929)
Net revenues	91,396	85,424	54,184

OPERATING EXPENSES:
Casino	29,060	24,738	21,294
Room	17,300	16,957	13,400
Food and beverage	20,720	23,734	11,666
Other	4,107	3,694	3,648
Selling, general and administrative	19,229	23,472	24,156
Maintenance and utilities	12,309	12,221	12,212
Depreciation and amortization	18,660	17,040	10,053
Preopening	—	2,144	632
Write down of other assets	214	675	—
(Gain) loss on asset disposals, net	86	(2)	16
Total operating expenses	121,685	124,673	97,077

OPERATING LOSS	(30,289)	(39,249)	(42,893)

OTHER (EXPENSES) INCOME:
Interest income	6	8	29
Interest expense	(3,978)	(1,096)	(956)
Total other (expense) income	(3,972)	(1,088)	(927)

NET LOSS	(34,261)	(40,337)	(43,820)

Other comprehensive income (loss)	—	—	—
COMPREHENSIVE LOSS	$(34,261)	$(40,337)	$(43,820)

NET LOSS PER COMMON SHARE
Basic and diluted	$(7.47)	$(8.84)	$(9.70)

Weighted-average common shares outstanding:
Basic	4,589	4,562	4,517
Diluted	n/a	n/a	n/a

The accompanying notes are an integral part of these consolidated financial statements.

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

	Stockholders’ Equity
	Class A Preferred Stock	Class A Series 2 Preferred Stock	Class A Series 3 Preferred Stock	Class A Series 4 Preferred Stock	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

Balances, December 31, 2009	$8	$—	$—	$—	$44	$—	$304,948	$(18,988)	$286,012

Issuance of preferred stock for cash and issuance of common stock for backstopping offering	—	5	—	—	1	—	49,994	—	50,000
Issuance of preferred stock in payment of debt issuance costs	—	—	—	—	—	—	4,558	—	4,558
Share-based compensation	—	—	—	—	—	—	15	—	15
Net loss	—	—	—	—	—	—	—	(43,820)	(43,820)
Balances, December 31, 2010	8	5	—	—	45	—	359,515	(62,808)	296,765

Issuance of preferred stock for cash and issuance of common stock for backstopping offering	—	—	3	—	1	—	34,996	—	35,000
Share-based compensation	—	—	—	—	—	—	16	—	16
Net loss	—	—	—	—	—	—	—	(40,337)	(40,337)
Balances, December 31, 2011	8	5	3	—	46	—	394,527	(103,145)	291,444

Issuance of preferred stock for cash and issuance of common stock for backstopping offering	—	—	—	4	1	—	39,995	—	40,000
Issuance of preferred stock in payment of debt issuance costs	—	—	—	—	—	—	350	—	350
Share-based compensation	—	—	—	—	—	—	14	—	14
Net loss	—	—	—	—	—	—	—	(34,261)	(34,261)
Balances, December 31, 2012	$8	$5	$3	$4	$47	$—	$434,886	$(137,406)	$297,547

The accompanying notes are an integral part of these consolidated financial statements.

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(34,261)	$(40,337)	$(43,820)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,660	17,040	10,053
Share-based compensation	14	16	15
Amortization of debt issuance costs	1,311	1,353	1,028
(Gain) loss on disposition of assets	259	(2)	16
Write down of other assets	214	675	—
Changes in operating assets and liabilities
Restricted cash	(2,399)	1,025	(4,581)
Receivables, net	(842)	(814)	(699)
Inventories, prepaid expenses and other assets	231	(106)	(942)
Accounts payable, accrued expenses and other current liabilities	3,086	4,291	(555)
Other assets	180	14	(879)
Net cash used in operating activities	(13,547)	(16,845)	(40,364)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(11,143)	(44,805)	(69,467)
Proceeds from sale of property and equipment	86	4	39
Change in construction payable	1,238	(2,489)	(189)
Net cash used in investing activities	(9,819)	(47,290)	(69,617)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of preferred stock	40,000	35,000	50,000
Borrowing under loan agreement	10,000	50,101	27,000
Repayments under loan agreement	(30,000)	(17,500)	—
Principal payments on capital leases	(337)	(1,189)	(1,617)
Debt issuance costs	(108)	(92)	(653)
Net cash provided by financing activities	19,555	66,320	74,730

Net increase (decrease) in cash and cash equivalents	(3,811)	2,185	(35,251)
Cash and cash equivalents, beginning of period	12,166	9,981	45,232
Cash and cash equivalents, end of period	$8,355	$12,166	$9,981

SUPPLEMENTAL CASH FLOW INFORMATION:
Preferred shares issued for payment of debt issuance costs	$350	$—	$4,558
Property and equipment financed by debt	209	—	1,630
Cash paid for interest, net of capitalized interest of $0, $2,400, and $500, respectively	—	1,093	—

The accompanying notes are an integral part of these consolidated financial statements.

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Background

Tropicana Las Vegas Hotel and Casino, Inc., is a Delaware corporation formed in June 2009 for the primary purpose of owning and operating Tropicana Las Vegas Intermediate Holdings, Inc., and its wholly owned subsidiary Tropicana Las Vegas, Inc. (collectively, “Tropicana Las Vegas”). Tropicana Las Vegas offers casino gaming, hotel accommodations, dining, entertainment, retail shopping and other resort amenities. Tropicana Las Vegas is conveniently located on 34 acres at the corner of Tropicana Avenue and Las Vegas Boulevard on the Las Vegas Strip. Our property currently offers 1,375 remodeled hotel rooms and suites, a 50,000 square foot casino floor, three restaurants, three casual dining venues, two entertainment venues, and more than 60,000 square feet of flexible convention and meeting space. We also offer a nightclub and beach club, state of the art spa and fitness facility, race and sports book, and retail space, all leased to various third parties.

As a casino-based company, our operating results are highly dependent on a number of factors including the state of the United States economy, the amount of discretionary consumer and corporate spending in Las Vegas, and the level of competition in the Las Vegas casino/hotel market.  We have been operating at a loss with negative cash flow since we commenced operations on July 1, 2009.  Our primary sources of liquidity have been comprised of cash flows from operations, a revolving line of credit, a term loan and three rights offerings.  In late November, we completed our fourth rights offering for $40.0 million of a new series of preferred stock to raise additional capital to use for general corporate purposes, including funding the ongoing capital improvements at the Company’s hotel and casino.

We believe that our existing cash balance, cash flows from operations and the rights offering will be more than adequate to meet our financial, operating and debt obligations over the next twelve months. However, we will continue to closely monitor and manage our cash position given the current economic environment. If our sources of capital are inadequate to fund our long-term liquidity requirements including our need to service our existing debt obligations as they come due, we will attempt to procure additional debt or equity financing to fund our operations, capital expenditures and debt service requirements.  We can provide no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available in amounts sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.

References herein to “we,” “us,” “our,” “management” or “Company” refer to Tropicana Las Vegas Hotel and Casino, Inc. and/or its consolidated subsidiaries, unless the context specifically requires otherwise.

2. Basis of Presentation and Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated. Certain amounts in the consolidated financial statements for the previous years have been reclassified to be consistent with the current year presentation. These reclassifications had no effect on the previously reported net loss.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates used by the Company include estimated useful lives for depreciable and amortizable assets, certain accrued liabilities and the estimated allowances for receivables, customer loyalty program liability, and self insurance reserves. Actual results may differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and highly liquid investments purchased with original maturities of three months or less. These instruments are stated at cost which approximates fair value due to their short maturities. We maintain a number of bank accounts at one financial institution and these accounts periodically exceed federally insured limits. We do not anticipate any potential losses from these uninsured amounts.

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Cash

Restricted cash held at December 31, 2012 and 2011 was $10.9 million and $8.5 million, respectively, and consisted of two accounts.  The first account consists of funds restricted by the Bankruptcy Court in connection with the Chapter 11 reorganization for the purpose of satisfying liabilities related to professional services incurred as part of the Chapter 11 Cases (See Note 6 “Commitments and Contingencies – Bankruptcy”).  The second account consists of funds restricted by our Lender in connection with our Loan Agreement for the payment of interest on our long term debt. In accordance with the Amended and Restated Loan Agreement, we were required to fund $5.0 million into an interest reserve account in late December 2012. (See Note 4 “Debt – Loan Agreement”).

Accounts Receivables and Credit Risk

Concentration of credit risk, with respect to casino and hotel receivables, is limited through our credit evaluation process. We issue markers to approved casino customers and issue credit to convention related hotel groups, following credit checks and investigation of credit worthiness. We age such casino and hotel receivables and have historically recorded a reasonable amount of associated bad debt expense.

Receivables consist primarily of casino, hotel and other receivables, net of an allowance for doubtful accounts. Receivables are typically non-interest bearing and are initially recorded at cost. Accounts are written off when management deems them to be uncollectible. An estimated allowance for doubtful accounts is maintained to reduce our receivables to their expected realization, which approximates fair value. The allowance is estimated based on specific review of customer accounts as well as management’s experience with collection trends in the casino industry and current economic and business conditions. Recoveries of accounts previously written off are recorded when received.

Receivables consist of the following as of December 31, ($ in thousands):

	2012	2011
Hotel	$1,252	$2,096
Casino	2,280	1,074
Other	535	176
	4,067	3,346
Less: allowance for doubtful accounts	(386)	(507)
Receivables, net	$3,681	$2,839

Fair Value Measurement

The fair values of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate carrying values due to the short term maturity of these items.

Fair value is defined in the authoritative guidance as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance also establishes a framework for measuring fair value and expands disclosures about fair value measurements. The fair value framework requires the categorization of assets and liabilities into three levels based upon assumptions (inputs) used to price the assets and liabilities. Level 1 provides the most reliable measure of fair value, whereas, Level 3 generally requires significant management judgment. The three levels are defined as follows: Level 1: quoted market prices in active markets for identical assets or liabilities; Level 2: observable market-based inputs or unobservable inputs that are corroborated by market data and Level 3: unobservable inputs that are not corroborated by market data. As of December 31, 2012, the Company had no assets or liabilities measured at fair value on a recurring basis.

Inventories

Inventories consist of food, beverage, promotional items, and certain operating supplies, which are stated at the lower of cost or market value using the weighted average cost method.

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets or, for capital leases and leasehold improvements, over the shorter of the asset’s useful life or the term of the lease. Costs of major improvements are capitalized, while costs of normal repairs and maintenance are expensed as incurred. The cost and accumulated depreciation of property and equipment retired or disposed of are eliminated from the respective accounts and any resulting gain or loss is included in the results of operations.

Property and equipment and the useful lives consist of the following as of December 31, ($ in thousands):

	2012	2011	Useful Life in Years
Land and improvements	$205,293	$204,987	35 for improvements
Building and improvements	114,126	111,339	2	-	35
Furniture, fixtures and equipment	53,263	51,888	3	-	7
Construction in progress	7,970	1,996	n/a
	380,652	370,210
Less: accumulated depreciation and amortization	(46,034)	(27,748)
Property and equipment, net	$334,618	$342,462

Long-Lived Assets

Long-lived assets, which are to be held and used, including property and equipment, are periodically reviewed by management for impairment whenever certain events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. If an indicator of impairment exists, we compare the estimated undiscounted future cash flows of the asset to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then impairment is measured as the difference between fair value and carrying value.

Capitalization of Interest

The interest cost associated with major construction projects is capitalized and included in the cost of the project.  Interest capitalization ceases when the project is substantially complete or development activity is suspended for more than a brief period. When no specific debt is incurred for a project, interest is capitalized on the project using our weighted average cost of borrowed money. Interest of $0, $2.4 million and $0.5 million was capitalized for the years ended December 31, 2012, 2011, and 2010, respectively.

Debt Issuance Costs

Direct and incremental costs incurred in connection with the issuance of long-term debt are capitalized and amortized using the effective interest method to interest expense over the expected terms of the related debt agreements and are included in other assets, net, on the consolidated balance sheets. Amortization of debt issuance cost was approximately $1.3 million, $1.4 million and $1.0 million for the years ended December 31, 2012, 2011, and 2010, respectively.

Self-Insurance Reserves

We are self-insured up to certain stop-loss limits for costs of employee health coverage for non-union employees as well as workers compensation and general liability claims. Insurance claims and reserves include accruals of estimated settlements for known claims as provided by a third party. In estimating these accruals, we consider historical loss experience and make judgments about the expected levels of costs per claim.  We believe the estimates of future liability are reasonable based upon our monitoring of claim types and incidents; however, changes in health care costs, accident frequency and severity could materially affect estimates for these liabilities.

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Customer Loyalty Program

We provide a customer loyalty program which allows customers to redeem points earned from their gaming activity for slot play, food, beverages, rooms or merchandise. We accrue a liability for the estimated cost of the outstanding points that we believe will ultimately be redeemed which is calculated based on the total number of points earned, converted to a redemption value based on the average number of points needed to convert to rewards.  The offset to this liability is recorded as casino expense.

Revenue Recognition and Promotional Allowances

We recognize revenues at the time persuasive evidence of the arrangement exists, the service is provided or the retail goods are sold, prices are fixed or determinable and collection is reasonably assured.

Casino revenues are measured by the aggregate net difference between gaming wins and losses, with liabilities recognized for funds deposited by customers before gaming play occurs and for chips in the customers’ possession. Hotel, food and beverage, entertainment and other operating revenues are recognized at the time the goods or services are provided or performed. Advance deposits on rooms and advance tickets sales are recorded as customer deposits until services are provided to the customer. Certain other revenue including rental/lease income is recognized on a time proportion basis over the lease term. Contingent rental income is recognized when the right to receive such rental income is established according to the individual lease agreements.

The retail value of rooms, food and beverage and other services provided to customers on a complimentary basis are included in gross revenues with a corresponding offsetting amount included in promotional allowances.  The estimated costs of providing these promotional allowances are included in casino operating expenses and consist of the following for the years ended December 31, ($ in thousands):

	2012	2011	2010
Room	$2,911	$2,192	$2,430
Food and beverage	6,624	7,031	5,500
Other	401	104	369
Total	$9,936	$9,327	$8,299

Advertising

Costs for advertising are expensed as incurred or the first time the advertising takes place. Advertising costs incurred in development periods are included in pre-opening costs. Once a project is completed, advertising costs are in selling, general and administrative expenses. Total advertising costs were $2.7 million, $2.2 million, and $1.4 million for the years ended December 31, 2012, 2011, and 2010, respectively.

Gaming Taxes

We are subject to taxes based on the number of gaming devices and gross gaming revenues, subject to applicable adjustments. These gaming taxes are an assessment on our gaming revenues and are recorded in casino expense in the results of operation. Gaming taxes totaled approximately $2.7 million, $2.8 million, and $2.3 million for the years ended December 31, 2012, 2011, and 2010, respectively.

Preopening

Preopening costs consists primarily of payroll, outside services, advertising, and other expenses related to new operations, and are expensed as incurred. We incurred preopening expenses of approximately $0.0 million, $2.1 million and $0.6 million for the years ended December 31, 2012, 2011 and 2010, respectively, in connection with the development of our nightclub and beach club.

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share-based Compensation

The fair value of all share-based compensation is expensed and recognized on a straight-line basis over the full vesting period of the awards.

Income Taxes

We are subject to income taxes in the United States. Accounting standards require the recognition of deferred income tax assets, net of applicable reserves, and liabilities for the estimated future tax consequences attributable to differences between financial statements carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.  The effect of a change in tax rates on the income tax provision and deferred tax assets and liabilities is recognized in the results of operations in the period that includes the enactment date.  Accounting standards also require recognition of a future tax benefit to the extent that realization of such benefit is “more likely than not” to occur. Otherwise, a valuation allowance is applied.

Our income tax returns are subject to examination by the Internal Revenue Service (“IRS”).  We assess potentially unfavorable outcomes of such examinations based on accounting standards for uncertain income taxes.  The accounting standards prescribe a minimum recognition threshold a tax position is required to meet before recognized in the financial statements.

Accounting standards utilize a two-step approach for evaluating tax positions. Recognition (“Step I”) occurs when we conclude that a tax position, based on its technical merits, is more likely than not to be sustained upon examination. Measurement (“Step II”) is addressed only if the tax position is deemed to be more likely than not to be sustained. Under Step II, the tax benefit is measured as the largest amount of benefit that is more likely than not to be realized upon settlement. Use of the term “more likely than not” is consistent with how that term is used in accounting for income taxes (i.e., likelihood of occurrence is greater than 50%).

Tax positions failing to qualify for initial recognition are recognized in the first subsequent interim period that they meet the “more likely than not” standard.  If it is subsequently determined that a previously recognized tax position no longer meets the “more likely than not” standard, it is required that the tax position is derecognized. Accounting standards for uncertain tax positions specifically prohibit the use of a valuation allowance as a substitute for derecognition of tax positions. As applicable, we will recognize accrued penalties and interest related to unrecognized tax benefits in the provision for income taxes.

3. Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued an update to Accounting Standards Codification (“ASC”) No. 220, Presentation of Comprehensive Income, which eliminates the option to present other comprehensive income and its components in the statement of stockholders’ equity. We could elect to present the items of net income and other comprehensive income in a single continuous statement of comprehensive income or in two separate, but consecutive statements. The provisions of ASC No. 220 were adopted by the Company in the first quarter of 2012, which is the period it became effective for the Company. We elected to present the items of net income and comprehensive income in one single continuous statement for this presentation. See our consolidated statements of operations and comprehensive (loss) income.

In May 2011, the FASB issued amendments to existing fair value measurement guidance in order to achieve common requirements for measuring fair value and disclosures in accordance with GAAP and International Financial Reporting Standards. The guidance clarifies how a principal market is determined, addresses the fair value measurement of instruments with offsetting market or counterparty credit risks, addresses the concept of valuation premise and highest and best use, extends the prohibition on blockage factors to all three levels of the fair value hierarchy and requires additional disclosures. The amendments are to be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011. We adopted the guidance as of January 1, 2012, which did not have a material impact on our consolidated financial statements.

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A variety of proposed or otherwise potential accounting standards are currently under consideration by standard-setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed standards, we have not yet determined the effect, if any, the implementation of such proposed standards would have on our financial statements.

4. Debt

Long-term debt consists of the following as of December 31, ($ in thousands):

	2012	2011

Revolver A, $50 million limit	$29,601	$49,601
Revolver B, $5 million limit	—	—
Revolver C, $10 million limit (originally a term loan in 2011)	10,000	10,000
Other long-term debt	1,016	1,144
	40,617	60,745
Less current portion	(352)	(236)
Total long-term debt, net	$40,265	$60,509

Loan Agreement

In July 2012, we entered into a Third Amendment to the Loan Agreement which established an additional $5.0 million revolving credit facility (“Revolver B”) and modified certain financial and non financial covenants.  The Revolver B had a maturity date of March 2014 and would bear interest at 5% per annum. In November 2012, we issued three thousand five hundred (3,500) shares of Series 4 Preferred as a fee to Wells Fargo Principal Investments, LLC (the “Lender”) for consideration in the completion of the Third Amendment to the Loan Agreement.

Effective December 21, 2012, we amended and restated our $65.0 million loan agreement (the “Amended and Restated Loan”).  The Amended and Restated Loan is comprised of a $50.0 million revolving credit facility (the “Revolver A”), a $5.0 million Revolver, and a $10.0 million revolving credit facility (the “Revolver C”). The Revolver A bears interest at 4% per annum, Revolver B bears interest at 5% per annum and Revolver C bears interest at 6%. The fee for any unfunded portion of the Revolver A, Revolver B or Revolver C is 0.50%. Each revolving credit facility has a stated maturity date of April 2, 2018.  In addition, the Lender agreed to release its security interest in approximately one acre parcel for future development.  In consideration of this Amended and Restated Loan Agreement, the Company will issue thirteen thousand (13,000) shares of its Class A Series 4 Convertible Participating Preferred Stock as a fee to the Lender which is currently recorded as liability until the shares are issued.

The Amended and Restated Loan contains customary affirmative, negative and financial covenants. The covenants, among other things, restrict, subject to certain exceptions, our ability to: incur additional indebtedness; create liens on property or assets; make certain investments; engage in mergers or consolidations; sell assets; pay dividends or make distributions; engage in certain transactions with affiliates; enter into sale-leaseback transactions; and pay management fees. In addition, the Amended and Restated Loan requires us to: maintain a $2.0 million cash balance; deposit $5.0 million into an interest reserve account; meet certain EBITDA minimums on a quarterly basis for the periods from March 31, 2015 through March 31, 2018 with a standard cure provision if the EBITDA minimums are not met; and limits the annual aggregate capital expenditures to $18.0 million in 2013 and 2014.  As of December 31, 2012, we are in compliance with all of our covenants.

Substantially all of the assets of Tropicana Las Vegas excluding approximately one acre, are pledged as collateral under the Amended and Restated Loan and priority of liens and security interest were granted to our lenders. Pursuant to the terms of the Amended and Restated Loan, we were required to maintain an interest reserve account for payments of quarterly interest.  As of December 31, 2012 and 2011, the interest reserve account had a balance of $5.9 million and $3.5 million, respectively.  Interest incurred for the years ended December 31, 2012, 2011, and 2010 was $2.6 million, $2.0 million and $0.4 million, respectively.

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Scheduled maturities of Amended and Restated Loan are as follows ($ in thousands):

Years ending December 31,
2013	$—
2014	—
2015	—
2016	—
Thereafter	39,601
Total	$39,601

Other Long-Term Debt

We lease certain equipment under capital leases. These agreements are capitalized at the present value of the future minimum lease payments at inception and are included in property and equipment. Under the terms, certain lease agreements are non-interest bearing. As a result, no imputed interest was recorded as it was not material to the financial statements. We have the following capital leases:

			Principal Payments For the Years Ended December 31,
Lease Property	Monthly Payment	Residual Lease Payment	2012	2011

Digital Marquee Signs, $1.2 million, interest at 6.9%, maturing July 2015	$21,243	$115,742	$199,285	$185,865

Cash Kiosk Stations, $0.3 million, maturing March 2015	2,300	142,000	30,381	28,058

Slot Machines, $0.1 million, maturing March 2013	7,123	—	64,111	—

Slot Machines, $0.1 million, maturing Sept 2013	10,293	—	30,879	—

Digital Signage, $0.1 million, matured May 2012	2,123	—	12,738	31,844

Slot Machines, $2.3 million, matured Sept and Nov 2011	—	—	—	873,299

Software License, $0.4 million, matured Jan 2011	—	—	—	69,596
Total Payments		$257,742	$337,394	$1,188,662

Future minimum lease payments required under capital leases are as follows ($ in thousands):

Years ending December 31,
2013	$352
2014	253
2015	411
2016	—
Thereafter	—
Total	$1,016

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Related-Party Transactions

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

Under the terms of the lease, we were required to pay a fee equal to 2% of net revenues and 5% of EBITDA, each as defined, to be paid to Armenco. Armenco was required to pay rent in the amount of $1.00 per month. We incurred approximately $1.7 million in management fees related to the terminated Armenco Lease.  These fees have not been paid and will not accrue interest due to restrictions under the Loan Agreement.

Management Agreement

Effective December 1, 2010, we received the necessary approvals and licenses for us to own and operate our gaming facility directly and as a result, the Armenco Lease was terminated and the operation of our hotel and casino was thereafter managed by Trilliant Management, LP (“Trilliant”), pursuant to the terms of the management agreement entered into in May 2010 (the “Management Agreement”). Trilliant is controlled by its general partner, Trilliant Gaming Nevada Inc. (“Trilliant Gaming”), which is owned by each of Mr. Alex Yemenidjian, our Chairman of the Board, Chief Executive Officer and President, Mr. Timothy Duncanson, a director of the Company, and Mr. Gerald Schwartz, the Chairman and controlling stockholder of Onex Corporation. Together Messrs. Yemenidjian, Duncanson and Schwartz own 100% of the outstanding voting securities of Trilliant Gaming.

The Management Agreement provides for Trilliant to assist us in the management and operation of Tropicana Las Vegas beginning December 1, 2010 and terminating on November 30, 2020. For each fiscal year or portion thereof during the term of the Management Agreement, we will pay Trilliant a fee equal to the sum of 2% of all revenue from the operation of Tropicana Las Vegas (the “Revenue Fee”) and 5% of EBITDA after reduction of the Revenue Fee (each as defined). As of December 31, 2012 and 2011, we have $5.2 million and $3.5 million, respectively, recorded as accrued management fees for Trilliant and have not accrued interest on these management fees since these fees are subject to restrictions under the Loan Agreement. The following table provides Trilliant management fees recorded for the years ended December 31, and is included in general and administrative expenses on the accompanying consolidated statements of operations and comprehensive (loss) income ($ in thousands).

	2012	2011	2010
Management fee expense	$1,828	$1,708	$1,071

For both Armenco and Trilliant, the Amended and Restated Loan restricts our payments of management fees until the earlier of a) the date on which the outstanding principal has been repaid in full or b) the date on which EBITDA for the prior 12 month period is equal to or greater than $20.0 million, and upon the condition that no default or event of default is continuing under the Loan Agreement. Pursuant to the Amended and Restated Loan, the Company is permitted to pay a portion of the management fees for reimbursement of tax liabilities actually incurred and paid. For the year ended December 31, 2012, we paid Armenco $67,963 for reimbursement of tax liabilities incurred for the tax years 2009 through 2011.

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

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has obtained a limited waiver from the requisite number of stockholders that such consulting agreement will not be taken into account in determining whether Mr. Ribero is independent for purposes of the Company’s governing documents.  For the year ended December 31, 2012, we paid Mr. Ribero $315,000 for consulting services which included a $40,000 bonus. Effective December 31, 2012, this Agreement was terminated.

6. Commitments and Contingencies

Letters of Credit

We maintain two irrevocable standby letters of credit.  The first irrevocable standby letter of credit is with the State of Nevada, Division of Insurance.  It acts as a security deposit providing coverage for past, current and future workers compensation claims/liabilities since the Company is self-insured.  This is reviewed annually by the State of Nevada and can be adjusted based on the Company’s prior workers compensation claims experience. The outstanding balance is currently $200,000 and automatically renews on an annual basis.  The second irrevocable standby letter of credit is with Starbucks Coffee Company for $35,000.  This is to ensure performance of the Company’s obligations to Starbucks for the term of the ten year licensing agreement which was effective on December 14, 2010.

Self-Insurance Reserves

We are self-insured up to certain stop-loss amounts for employee health coverage for non-union employees as well as workers compensation and general liability cost. Insurance claims and reserves include accruals of estimated settlements for known claims as provided by a third party. In estimating these accruals, we consider historical loss experience and make judgments about the expected levels of costs per claim. We believe our estimates of future liability are reasonable based upon our methodology; however, changes in health care costs, accident frequency and severity and other factors could materially affect the estimate for these liabilities. We continually monitor changes in claim type and incident and evaluate the insurance accrual making necessary adjustments based on the evaluation of these qualitative data points.  As of December 31, 2012 and 2011, the estimated liabilities for unpaid and incurred but not reported claims totaled $0.9 million and $1.0 million, respectively.

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

In 2011, we introduced a new promotion, Even the Odds Program (“Even the Odds”), which allows first-time customers to be reimbursed for their losses up to $200. Under the promotion, a customer’s actual rated slot loss up to $200 is reimbursed in free slot play with 50%, or up to $100, of that loss reimbursed the same day the customer signs up. The remaining 50% is available in free slot play 30 days from the date of original sign up and is valid for one year. Effective April 18, 2012, new players signing up for Even the Odds must redeem the remaining 50% equally on the second and third day of play.  We record a liability for the estimated cost of the reimbursements under Even the Odds based on our estimate of redemption. As of December 31, 2012 and 2011, the estimated accrual for the costs of anticipated Program and Even the Odds redemption totaled $0.6 million and $0.6 million, respectively.

Sales and Use Tax on Complimentary Meals

In February 2012, the Nevada Department of Taxation imposed sales tax on complimentary meals provided to gaming patrons and for meals provided to employees for free on a regular basis.  For complimentary meals provided to gaming patrons the sales tax would be imposed on the retail value of the food and for employees on the cost of the food for the meal. The new regulations came after a 2008 ruling where the Nevada Supreme Court rendered a decision stating complimentary meals to gaming patrons and employees were exempt from use tax.  The ruling however provided the State the opportunity to collect a sales tax on the complimentary meals if it could show consideration for the meals.  On February 14, 2012, the Nevada Tax Commission issued a ruling that consideration does exist for complimentary meals to gaming patrons “if you are providing meals to patrons through a program whereby the patron gambles and decisions to provide complimentary meals to that patron are based on that gaming activity. The collection of the sales tax would not begin until July 31, 2012.  However, the sales tax would apply to all complimentary meals on or after February 15, 2012.

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On October 17, 2012, a Clark County District Court (“Court”) overturned efforts by the Nevada Tax Commission to force casinos to pay sales taxes for free meals they provide to employees. However, the Court did agree with the Nevada Tax Commission that providing meals to players in casino loyalty clubs is a taxable event involving a transfer of value.  The Court stated “consideration” is involved because the casinos bargain with players by inducing them to gamble by offering free meals. But when it comes to free employee meals, there’s no bargaining for a transfer of value involved when casinos offer free meals to union and non-union employees, as no casino employee has ever agreed to be taxed for receiving such meals. We expect that the ruling will be immediately appealed to the Nevada Supreme Court.  As of December 31, 2012, we have a sales tax liability of $0.3 million (of which $0.1 million is associated with employee meals) covering the period of February 15 through December 31, 2012 for complimentary meals provided to customers and employees.

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

The professionals employed at the expense of the bankruptcy estates of the Predecessor and other debtors have filed applications for allowance of approximately $13.5 million in professional fees and expenses against the Predecessor. We dispute and have objected to many of those applications in advance of hearings before the Bankruptcy Court, the first of which occurred on May 11, 2011, and addressed issues of allocation of fees and expenses between the Predecessor and TEH. Following the May 11, 2011 hearing, the Bankruptcy Court requested post-hearing submissions from the parties, which were filed on June 30, 2011.  A second hearing on all other issues subject to the objections will occur approximately eight (8) weeks after the resolution of the allocation issues submitted to the Bankruptcy Court at the hearing that occurred on May 11, 2011. As of December 31, 2012, the Bankruptcy Court has not yet ruled. We believe that our potential liability in respect to such claimed professional fees and expenses is approximately $3.4 million. Management cannot predict the outcome of these Bankruptcy claims and proceedings, therefore, no assurance can be provided as to the ultimate amount that will be paid. We currently have approximately $5.0 million in restricted funds in connection with the reorganization of the Predecessor for the purpose of satisfying liabilities related to professional services incurred as part of the Chapter 11 Cases.

With regard to the Disputed Claims discussed above, Wimar Tahoe Corporation (“Wimar”) and Columbia Sussex Corporation (“CSC”) are companies related by common ownership to the Predecessor that provided management services and incurred expenses through September 2008 which were charged to the Predecessor. Both these companies seek administrative expenses and/or priority claims in the aggregate amount of $0.8 million. On July 27, 2011, the Bankruptcy Court rescheduled the summary judgment motions for oral argument to September 27, 2011. However, as of December 31, 2012, the Bankruptcy Court has yet to rule. We currently have recorded a liability in the amount of $0.8 million in accounts payable for this claim.

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Finally, TEH has asserted two claims.  The first claim is in regard to the Disputed Claims discussed above, it is an administrative/priority claim for approximately $0.5 million covering management fees and an unliquidated contingent claim relating to alleged workers’ compensation liabilities. We dispute the workers’ compensation liabilities claim in its entirety and a portion of the claimed management fees. Given our position, we have not recorded any liability associated with this Disputed Claim. With regard to the second claim, TEH has asserted that the Predecessor should be responsible for payment of the entire amount of fees and expenses ultimately allocated to the Predecessor, an amount that TEH asserts should be 50% of the entire amount requested.  The Company, on the other hand, has taken the position that, pursuant to the Bankruptcy Plan, it is responsible only for the Predecessor’s appropriate allocation of professional fees and expenses that were unpaid at the time of confirmation of the Bankruptcy Plan, which would be an amount less than the amount of fees and expenses that the Company’s objections concede should be allocated to the Predecessor. Given our position, we have not recorded any liability associated with this claim. Management cannot predict the outcome and no assurance can be given that the claims asserted will be ultimately disallowed or will not have a material adverse impact on the Company.

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

7. Rights Offering

On November 23, 2012, we completed a $40 million rights offering (the “Rights Offering”) pursuant to which we issued and sold 400,000 shares of Class A Series 4 Convertible Participating Preferred Stock (the “Series 4 Preferred”) to certain of our stockholders who elected to participate in the Rights Offering.  As part of the Rights Offering, we issued an additional 80,000 shares of Class A Common Stock (the “Class A Common”) to purchasers in the offering who provided a “backstop” to the Rights Offering (i.e., purchased the shares of Series 4 Preferred that were unsubscribed for by the other stockholders to ensure that the Company could raise a full $40 million from the Rights Offering).

In accordance with the Certificates of Designations for the Company’s Class A Convertible Participating Preferred Stock (the “Series 1 Preferred”), Class A Series 2 Convertible Participating Preferred Stock (the “Series 2 Preferred”) and Class A Series 3 Convertible Participating Preferred Stock (the “Series 3 Preferred”), together the (“Existing Preferred”) the holders of two-thirds of the outstanding shares of Existing Preferred waived the anti-dilution rights of the Series 1 Preferred, the Series 2 Preferred and the Series 3 Preferred, respectively, with respect to the issuance of the 400,000 shares of Series 4 Preferred and 80,000 shares of Class A Common issued in the Rights Offering.

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The shares of Series 4 Preferred and Class A Common, offered, sold and issued by us pursuant to the Rights Offering were offered, sold and issued in a private placement, exempt from Section 5 of the Securities Act of 1933, as amended (the “Securities Act”) pursuant to Section 4(2) of the Securities Act and U.S. Securities and Exchange Commission (“Commission”) Rule 506 of Regulation D under the Securities Act.  The Rights Offering was conducted in accordance with the terms of the Company’s Stockholders’ Agreement, dated July 1, 2009, and participation in the Rights Offering was limited to the Company’s existing stockholders who are “accredited investors” within the meaning of Commission Rule 501 of Regulation D under the Securities Act.

8. Stockholders’ Equity

Common Stock

We are authorized to issue up to 16,500,000 shares of our Class A Common, $0.01 par value per share. As of December 31, 2012, and 2011, 4,662,151 shares and 4,579,151shares, respectively, of the Class A Common were outstanding.  We are authorized to issue up to 16,500,000 shares of our Class B Common Stock and no shares were issued as of December 31, 2012 and 2011. Except as otherwise provided by our articles of incorporation or Nevada law, each holder of the Class A Common is entitled to one vote, in person or by proxy, for each share standing in such holder’s name on our stock transfer records. To the fullest extent permitted by law, holders of Class B Common shall not be entitled to vote on any matter submitted to a vote of our stockholders. Each share of Class A Common is convertible into a share of Class B Common, in each case as adjusted for any stock dividends, splits, combinations, recapitalizations, reclassifications and similar events. Each share of Class B Common is convertible into a share of Class A Common, in each case as adjusted for any stock dividends, splits, combinations, recapitalizations, reclassifications and similar events, provided that such conversion is in compliance with, and such holder has, all necessary approvals and licenses under all applicable gaming laws.

Holders of shares of common stock are entitled to receive dividends only when, as and if approved by our board of directors from funds legally available for the payment of dividends, and after payment of dividends on our outstanding series of preferred stock. Our stockholders are entitled to share ratably in the assets legally available for distribution to our stockholders in the event of our liquidation, dissolution or winding up, voluntarily or involuntarily, after payment of, or adequate provision for, all of our known debts and liabilities and of any preferences of the Series 1 Preferred, Series 2 Preferred, Series 3 Preferred, Series 4 Preferred, or any other series of our preferred stock that may be outstanding in the future. These rights are subject to the preferential rights of any other series of our preferred stock that may then be subject to compliance with the stockholders’ agreement, dated July 1, 2009 (the “Stockholders’ Agreement”) and applicable federal and state securities laws, including the Nevada Gaming Control Act, and our common stock may be transferred without any restrictions or limitations.

Preferred Stock

We are authorized to issue up to 750,000 shares of our Series 1 Preferred, 545,702 shares of our Series 2 Preferred, 350,000 shares of our Series 3 Preferred, $0.01 par value per share, 403,500 shares of our Series 4 Preferred, $0.01 par value per share, (all series of preferred stock collectively known as “Preferred Stock”) of which 750,000 shares, 545,585 shares, 350,000 and 403,500 shares of Series 1 Preferred, Series 2 Preferred, Series 3 Preferred and Series 4 Preferred, respectively, were outstanding at December 31, 2012.

In April 2010, we consummated a $50.0 million rights offering, pursuant to which we issued and sold 500,000 shares of our Series 2 Preferred to certain stockholders. As part of this rights offering, we also issued an additional 40,000 shares of Class A Common to purchasers in the rights offering who provided a “backstop” to the offering (i.e., purchasing the shares of Series 2 Preferred that were unsubscribed for by the other stockholders to ensure that we could raise the full $50.0 million from the rights offering). Further, we issued an additional 45,585 shares of Series 2 Preferred to the lead arranger and administrative agent of the Loan Agreement as consideration for providing the Term Loan and Revolver.

In May 2011, we consummated a $35.0 million rights offering, pursuant to which we issued and sold 350,000 shares of our Series 3 Preferred to certain of our stockholders. The Series 3 Preferred has the same terms as the other Preferred Stock, except that the initial conversion price of the Series 3 Preferred was $15 per share rather than the $25 per share of the Series 1 Preferred and Series 2 Preferred. As part of the rights offering, we issued an additional 46,666 shares of our Class A Common to purchasers in the rights offering who purchased shares of the Series 3 Preferred that were unsubscribed for by the other stockholders to ensure that we could raise the full $35.0 million from the rights offering.

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In November 2012, we consummated a $40.0 million rights offering, pursuant to which we issued and sold 400,000 shares of our Series 4 Preferred to certain of our stockholders. The Series 4 Preferred has the same terms as the other Preferred Stock, except that the initial conversion price of the Series 4 Preferred was $10 per share. As part of the rights offering, we issued an additional 80,000 shares of our Class A Common to purchasers in the rights offering who provided a “backstop” to the offering (i.e., purchasing the shares of Series 4 Preferred that were unsubscribed for by the other stockholders to ensure that we could raise the full $40.0 million from the rights offering). Further, we issued an additional 3,500 shares of Series 4 Preferred to the lead arranger and administrative agent of the Loan Agreement as consideration for providing the Third Amendment to the Loan Agreement. (See Note 7 “Rights Offering”).

The Preferred Stock consists of an aggregated 2,049,202 shares having a per share liquidation preference amount equal to the greater of (i) $100 plus the amount of accrued and unpaid dividends for any prior dividend periods; and (ii) an amount equal to the amount the holders of the Preferred Stock would have received upon liquidation, dissolution or winding up of the Company had such holders converted their shares of the Preferred Stock into shares of our common stock immediately prior to such liquidation, dissolution or winding up.

Dividends on the Preferred Stock are payable semi-annually in arrears, when, as and if authorized and declared by our board of directors out of legally available funds, on a cumulative basis on the $100 per share original purchase price plus the amount of cumulated and unpaid dividends for any prior dividend periods. Dividends on the Preferred Stock are calculated at a rate of 12.5% per annum and are payable semi-annually in arrears, commencing in February 2010 for the Series 1 Preferred, August 2010 for the Series 2 Preferred, August 2011 for the Series 3 Preferred and February 2012 for the Series 4 Preferred.  Each dividend will be payable to holders of record as they appear on our stock register on the applicable record date, which will be the 15th calendar day immediately preceding the related dividend payment date (whether or not a business day), or such other record date determined by our board of directors that is not more than 60 nor less than 10 days prior to the related dividend payment date. Each period, from and including a dividend payment date (or the date of the issuance of the Preferred Stock) to but excluding the following dividend payment date is referred to as a “dividend period.” Dividends payable for each dividend period are computed on the basis of a 360-day year consisting of twelve 30-day months. Any payment of a dividend will first be credited against the earliest cumulated but unpaid dividend due with respect to such share that remains payable.

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

There have been no cash dividends declared on our preferred stock since we issued each preferred stock series. We do not intend to pay cash dividends on our preferred stock for the foreseeable future. Our current Loan Agreement prohibits us from declaring dividends as long as there is outstanding debt. As of December 31, 2012, we had approximately $67.3 million in unrecorded dividend liability.

Each share of Preferred Stock is convertible into shares of common stock. Each holder of the Preferred Stock is entitled to convert any and all shares of such stock into shares of Class A Common or Class B Common (at the option of such holder) provided that the conversion of Preferred Stock to Class A Common will not be permitted unless such conversion is in compliance with, and such holder has, all necessary approvals and licenses under all applicable gaming laws. The number of shares of Class A Common or Class B Common (at the option of such holder) that each Preferred Stock can be converted into can be determined by dividing (i) the sum of the $100 per share original purchase price of the Preferred Stock and the amount of cumulated and unpaid dividends for any prior dividend periods by (ii) the conversion price at the time of the conversion. The initial conversion price is $25 for Series 1 Preferred and Series 2 Preferred, $15 for Series 3 Preferred and $10 for Series 4 Preferred. Each outstanding share of Preferred Stock will automatically convert into a number of shares of Class A Common or Class B Common, as the case may be, upon any initial public offering of our common stock on a national stock exchange.

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Warrants

Pursuant to the Bankruptcy Plan, we issued a warrant to purchase up to 664,122 shares of our Class B Common to TEH (the “TE Warrant”). The TE Warrant is exercisable by TEH at any time on or prior to the earlier of (i) 5:00 p.m., New York City time, on July 1, 2013, or (ii) a date on which we sell, lease, transfer or otherwise dispose of substantially all of our property, assets or business, another person or entity acquires all or substantially all of our shares of common stock or we consolidate with or merge with or into another person or entity or enter into a business combination with another person. The exercise price per share for the TE Warrant is equal to (a) $66,412,373 plus interest accrued from and after July 1, 2009 at the rate of 15% per annum, compounded annually, divided by (b) 664,122. The current exercise price is $163.49. As of December 31, 2012, the TE Warrant is still outstanding and no value was ascribed to the TE Warrant in the accompanying consolidated financial statements.

9. Share-Based Compensation

We have adopted two Non-Employee Director Restricted Stock Plans (2010 and 2011) which provided for the grant of restricted Class A Common to non-employee directors. Under these plans, we granted 12,000 restricted Class A Common awards to three of our directors (i.e. 4,000 shares per director). These restricted Class A Common shares are subject to the requirements of the Company’s Stockholders’ Agreement dated July 1, 2009 and have the same voting and dividend rights as all other stockholders.  For each director’s stock grant, 1,000 Class A Common shares vested immediately and 25% of the Class A Common shares vest on their anniversary grant date for the remaining three years.

We determined the fair value associated with the units from the Non-Employee Director Restricted Stock Plans taking into account our estimated enterprise value, expected term of the units at 1.0 year, expected volatility based on expected volatility of equity instruments of comparable companies at 53.9% and a risk free rate of 0.3%. For the year ended December 31, 2012, a summary of the status and changes of the unvested restricted Class A Common is as follows:

	Number of Unvested Restricted Shares	Weighted Average Grant Date Fair Value
Unvested, 12-31-11	7,000	$6.37
Granted	—	—
Vested	3,000	$6.37
Forfeited	—	—
Unvested, 12-31-12	4,000	$6.37

We account for share-based awards exchanged for services in accordance with the authoritative accounting guidance for share-based payments. Under the guidance, share-based compensation expense is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense, net of estimated forfeitures, on a straight-line basis over the requisite service period of the award. The following table provides the share-based compensation expense recorded for the years ended December 31, and is included in general and administrative expenses on the accompanying consolidated statements of operations and comprehensive (loss) income.

	2012	2011	2010
Share-based compensation expense	$14,669	$15,891	$14,669

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Loss Per Share

Basic net loss per share includes no dilution and is calculated by dividing net loss attributable to the Company by the weighted average number of shares of common stock outstanding during each period. Diluted net loss per share reflects the potential dilution of securities that could share in the earnings or losses of the entity. Due to the net loss in all periods presented, the calculation of diluted per share amounts would create an anti-dilutive result and therefore is not presented. As a result, basic EPS is equal to diluted EPS for the years ended December 31, 2012, 2011 and 2010.

The following table shows the number of shares which were excluded from the computation of diluted loss per share for the years ended December 31, as they were anti-dilutive (shares in thousands):

	2012	2011	2010
Convertible preferred shares	14,484	9,212	5,920

11. Employee Benefit Plans

Multi-employer pension plan

We contribute to multi-employer defined benefit pension plans (collectively, “the Plans”) for certain of our union employees under the terms of the applicable bargaining agreements. Risks of participating in a multi-employer plan differs from single-employer plans for the following reasons: (1) assets contributed to a multi-employer plan by one employer may be used to provide benefits to employees of other participating employers; (2) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers; and (3) if a participating employer stops participating, it may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability. The table below includes information on each of our multi- employer defined pension plans ($ in thousands):

				Pension Protection Act Zone Status		Funding Improvement Plan (FP)/	Company Contributions
Pension Plan Legal Name	Plan No.	Employer Identification Number	Expiration Date	Plan Year 2011	Plan Year 2010	Rehabilitation Plan (RP) Pending /Implemented (Yes or No)	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Southern Nevada Culinary Workers and Bartenders Pension Plan Trust	001	88-0298779	5/31/13	Green	Green	No	$911	$804	$433
Nevada Resort Association I.A.T.S.E. Local 720 Pension Trust	001	51-0144767	5/31/12	Green	Red	Implemented RP	84	87	88
Western Conference of Teamsters Pension Trust	001	91-0681009	3/31/13	Green	Green	No	414	429	394
Central Pension Fund of the International Union of Operating Engineers and Participating Employers	001	36-6052390	5/31/11	Green	Green	No	245	250	327
Southwest Carpenters Joint Trust Fund	001	95-6042875	7/31/14	Green	Green	No	77	81	82
National Electrical Benefit Fund	001	88-6023284	2/28/14	Green	Green	No	19	27	32
International Painters and Allied Trades Industry Pension Fund	001	88-0060907	5/31/13	Yellow	Yellow	Implemented FP	39	31	25
Total Contributions							$1,789	$1,709	$1,381

Retirement Plans

We have a defined contribution plan that covers substantially all employees who are not covered by a collective bargaining agreement. The plan allows employees, at their discretion, to make contributions of their before-tax earnings to the plan up to an annual maximum amount. We currently make no matching contributions.

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Income Taxes

Income tax expense for the years ended December 31, consists of the following ($ in thousands):

	2012	2011	2010
Current taxes	$—	$—	$—
Deferred taxes	—	—	—
Total income tax expense	$—	$—	$—

The income tax provision differs from that computed at the federal statutory corporate tax rate for the years ended December 31, as follows:

	2012	2011	2010
Federal statutory rate	34.0%	34.0%	34.0%
Valuation allowance, net	(34.2)	(34.0)	(34.3)
Other	0.2	—	0.3
Effective tax rate	—%	—%	—%

The components of the net deferred tax assets and liabilities as of December 31, consist of the following ($ in thousands):

	2012	2011
Deferred tax assets:
Allowance for doubtful accounts	$131	$172
Accrued compensation	233	293
Accrued management fee	1,776	1,178
Accrued other	975	416
Trademark	525	565
General business credits	481	318
Net operating loss carryforwards	51,022	44,263
Less: valuation allowance	(49,334)	(37,640)
Deferred tax assets, net	5,809	9,565

Deferred tax liabilities:
Prepaid expenses	(766)	(774)
Property and equipment	(5,043)	(8,791)
Deferred tax liabilities, net	(5,809)	(9,565)

Net deferred tax assets (liabilities)	$—	$—

In assessing the realizability of deferred tax assets, we consider whether it is “more likely than not” that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. We assess the realizability of deferred tax assets on a quarterly basis and have concluded that it is not more likely than not to recognize certain deferred tax assets. As a result, a valuation allowance was recorded against deferred tax assets.

Accounting standards for accounting for uncertain tax positions require that tax positions be assessed using a two-step process. A tax position is recognized if it meets a “more likely than not” threshold, and is measured at the largest amount of benefit that is greater than 50% likely of being realized. Uncertain tax positions must be reviewed at each balance sheet date. It is the policy of the Company to recognize penalties and interest related to unrecognized tax benefits in the provision for income taxes. As of December 31, 2012 and 2011, we have not recorded a reserve for uncertain tax positions or penalties and interest nor do we anticipate a significant change to the reserve for uncertain tax positions in the next 12 months.

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We file federal income tax returns in the United States (“U.S.”) that are subject to examination by the IRS. The tax years open to examination include 2009 through 2011. The statute of limitations for tax years that result in a net operating loss is determined by reference to the tax year in which the loss is utilized. The 2011 and 2010 federal income tax returns reported a net operating loss and we anticipate a net operating loss on our 2012 federal income tax return.  We have U.S. net operating loss carryforwards available to offset future U.S. taxable income of approximately $150.1 million at December 31, 2012 which will begin to expire in tax years beginning after 2029. Our general business credits in the amount of $0.5 million at December 31, 2012 will begin to expire in tax years beginning after 2029.  Due to the net operating loss and the net operating loss carryforwards, no federal income tax expense was recorded in 2012, 2011, and 2010.

13. Subsequent Events

Amendment to Certificate of Incorporation

Our stockholders, the holders of a majority of our outstanding shares of Common Stock, executed a written consent dated December 21, 2012 approving an amendment to our Certificate of Incorporation, increasing the number of shares of Class A Preferred Stock authorized from 2,049,202 shares to 2,062,202 shares. The amendment to the Certificate of Incorporation was executed and filed with the State of Delaware on January 28, 2013.  We issued 13,000 shares of Series 4 Preferred to our lender in consideration for the Amended and Restated Loan Agreement on January 31, 2013. See “Note 4 – Debt – Loan Agreement.”

14. Selected Quarterly Financial Information (Unaudited)

The following table shows financial data for the periods indicated ($ in thousands except for share data):

	Quarter Ended
	March 31	June 30	September 30	December 31
2012
Net revenues	$23,283	$25,416	$22,403	$20,294
Operating loss	$(7,018)	$(4,974)	$(8,656)	$(9,641)
Net loss	$(8,019)	$(5,975)	$(9,723)	$(10,544)
Basic and diluted loss per share	$(1.75)	$(1.30)	$(2.12)	$(2.30)

2011
Net revenues	$16,663	$24,420	$24,069	$20,272
Operating loss	$(9,037)	$(9,367)	$(10,798)	$(10,047)
Net loss	$(9,067)	$(9,401)	$(10,830)	$(11,039)
Basic and diluted loss per share	$(2.00)	$(2.06)	$(2.37)	$(2.41)

2010
Net revenues	$13,053	$13,813	$13,094	$14,224
Operating loss	$(9,897)	$(10,814)	$(10,813)	$(11,369)
Net loss	$(9,892)	$(11,215)	$(11,284)	$(11,429)
Basic and diluted loss per share	$(2.20)	$(2.48)	$(2.49)	$(2.53)