Form 10-Q
period 2013-03-31
Tropicana Las Vegas Hotel & Casino, Inc.
filed 2013-05-06
CIK 1479046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

As of April 30, 2013, there were 4,662,151 shares outstanding of the registrant’s Class A Common Stock, $0.01 par value and no shares outstanding of the registrant’s Class B Common Stock, $0.01 par value.  The issued and outstanding equity securities of the registrant are not publicly traded.

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	March 31, 2013 (Unaudited)	December 31, 2012

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,231	$8,355
Restricted cash	7,837	7,837
Receivables, net	4,718	3,681
Inventories	850	876
Prepaid expenses and other current assets	1,906	2,150
Total current assets	22,542	22,899
Long-term restricted cash	2,603	3,080
Property and equipment, net	336,718	334,618
Other assets, net	4,784	4,867
TOTAL ASSETS	$366,647	$365,464

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$303	$352
Accounts payable	10,368	10,699
Construction payable	2,284	1,309
Accrued payroll and related	4,696	4,543
Accrued gaming and related	1,699	1,926
Other accrued expenses and current liabilities	4,002	2,842
Total current liabilities	23,352	21,671
Long-term debt, less current portion	47,704	40,265
Accrued management fees	5,641	5,224
Other long-term liabilities	719	757
Total liabilities	77,416	67,917

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS’ EQUITY:
Class A preferred stock, $0.01 par value, 750,000 shares authorized, issued and outstanding	8	8
Class A series 2 convertible participating preferred stock, $0.01 par value, 545,702 shares authorized, 545,585 shares issued and outstanding	5	5
Class A series 3 convertible participating preferred stock, $0.01 par value, 350,000 shares authorized, issued and outstanding	3	3
Class A series 4 convertible participating preferred stock, $0.01 par value, 416,500 shares authorized, 416,500 and 403,500 issued and outstanding, respectively	4	4
Class A common stock, $0.01 par value, 16,500,000 shares authorized, 4,662,151 and 4,622,151 shares issued and outstanding, respectively	47	47
Class B common stock, $0.01 par value, 16,500,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	436,190	434,886
Accumulated deficit	(147,026)	(137,406)
Total stockholders’ equity	289,231	297,547
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$366,647	$365,464

The accompanying notes are an integral part of these condensed consolidated financial statements.

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE (LOSS) INCOME
(amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2013	2012

REVENUES:
Casino	$7,571	$10,145
Room	8,840	8,624
Food and beverage	5,529	6,292
Other	1,483	1,117
Gross revenues	23,423	26,178
Less: promotional allowances	(2,542)	(2,895)
Net revenues	20,881	23,283

OPERATING EXPENSES:
Casino	7,168	7,420
Room	4,297	4,333
Food and beverage	4,666	5,403
Other	1,275	1,149
Selling, general and administrative	4,841	4,690
Maintenance and utilities	2,797	2,665
Depreciation and amortization	4,492	4,641
Loss on assets disposals	322	—
Total operating expenses	29,858	30,301

OPERATING LOSS	(8,977)	(7,018)

OTHER (EXPENSES) INCOME:
Interest income	1	2
Interest expense	(644)	(1,003)
Total other (expense) income	(643)	(1,001)

NET LOSS	(9,620)	(8,019)

Other comprehensive income (loss)	—	—

COMPREHENSIVE LOSS	$(9,620)	$(8,019)

NET LOSS PER COMMON SHARE
Basic and diluted	$(2.06)	$(1.75)

Weighted average common shares outstanding:
Basic	4,662	4,579
Diluted	n/a	n/a

The accompanying notes are an integral part of these condensed consolidated financial statements.

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Three Months Ended March 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,620)	$(8,019)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,492	4,641
Share-based compensation	3	3
Amortization of debt issuance costs	153	343
Loss on disposition of assets	322	—
Changes in operating assets and liabilities:
Receivables, net	(1,037)	(1,042)
Inventories, prepaid expenses and other assets	270	194
Long-term restricted cash	477	643
Other assets	12	87
Accounts payable, accrued expenses and other current liabilities	2,435	2,512
Net cash used in operating activities	(2,493)	(638)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(6,910)	(2,496)
Change in construction payable	975	(19)
Net cash used in investing activities	(5,935)	(2,515)

CASH FLOWS FROM FINANCING ACTIVITES:
Borrowings under loan agreement	17,500	—
Payments under loan agreement	(10,000)	—
Principal payments on capital leases	(110)	(60)
Debt issuance costs	(86)	2
Net cash provided by (used in) financing activities	7,304	(58)

Net decrease in cash and cash equivalents	(1,124)	(3,211)
Cash and cash equivalents, beginning of period	8,355	12,166
Cash and cash equivalents, end of period	$7,231	$8,955

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$492	$652
Preferred stock issued for payment of debt issuance costs	1,300	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Nature of Business

Tropicana Las Vegas Hotel and Casino, Inc., is a Delaware corporation formed in June 2009 for the primary purpose of owning and operating Tropicana Las Vegas Intermediate Holdings, Inc., and its wholly owned subsidiary Tropicana Las Vegas, Inc. (collectively, “Tropicana Las Vegas”). Tropicana Las Vegas offers casino gaming, hotel accommodations, dining, entertainment, retail shopping and other resort amenities. Tropicana Las Vegas is conveniently located on 34 acres at the corner of Tropicana Avenue and Las Vegas Boulevard on the Las Vegas Strip. Our property currently offers 1,467 remodeled hotel rooms and suites, a 50,000 square foot casino floor, three restaurants, three casual dining venues, two entertainment venues, and more than 60,000 square feet of flexible convention and meeting space. We also offer a beach club and special event venue, state of the art spa and fitness facility, race and sports book, and retail space, all leased to various third parties.

As a casino-based company, our operating results are highly dependent on a number of factors including the state of the United States economy, the amount of discretionary consumer and corporate spending in Las Vegas, and the level of competition in the Las Vegas casino/hotel market.  We have been operating at a loss with negative cash flow since we commenced operations on July 1, 2009.  Our primary sources of liquidity have been comprised of revolving line of credit and four rights offerings totaling $200 million.

We believe that our existing cash balance, cash flows from operations and revolving line of credit will be more than adequate to meet our financial, operating and debt obligations over the next twelve months. However, we will continue to closely monitor and manage our cash position given the current economic environment. If our sources of capital are inadequate to fund our long-term liquidity requirements including our need to service our existing debt obligations as they come due, we will attempt to procure additional debt or equity financing to fund our operations, capital expenditures and debt service requirements.  We can provide no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available in amounts sufficient to enable us to pay our indebtedness or to fund our other liquidity needs including capital improvements.

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

The condensed consolidated balance sheet as of December 31, 2012 was derived from our audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Reclassifications

Certain reclassifications were made to the condensed consolidated financial statements for the three months ended March 31, 2012 in order to conform to the March 31, 2013 presentation. These reclassifications had no effect on the net loss previously reported.

Fair Value Measurement

The fair values of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate carrying values due to the short maturity of these items. The fair value of the revolving credit facility approximates its carrying value due to its recent renegotiation of terms and conditions.  Our majority stockholder participated in the renegotiation of the revolving credit facility providing resources and size to obtain the new terms and conditions. Given the assistance by our majority stockholder, it is unlikely that the Company could obtain similar financing on the same terms with a third-party in an arm’s length transaction. The fair value of the other long-term obligations approximates its carrying value.

Fair value is defined in the authoritative guidance as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance also establishes a framework for measuring fair value and expands disclosures about fair value measurements. The fair value framework requires the categorization of assets and liabilities into three levels based upon assumptions (inputs) used to price the assets and liabilities. Level 1 provides the most reliable measure of fair value, whereas, Level 3 generally requires significant management judgment. The three levels are defined as follows: Level 1: quoted market prices in active markets for identical assets or liabilities; Level 2: observable market-based inputs or unobservable inputs that are corroborated by market data and Level 3: unobservable inputs that are not corroborated by market data. As of March 31, 2013, the Company had no assets or liabilities measured at fair value on a recurring basis.

3. Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued an update to Accounting Standards Codification (“ASC”) No. 220, Presentation of Comprehensive Income, which eliminates the option to present other comprehensive income and its components in the statement of stockholders’ equity. We could elect to present the items of net income and other comprehensive income in a single continuous statement of comprehensive income or in two separate, but consecutive statements. The provisions of ASC No. 220 were adopted by the Company in the first quarter of 2012, which is the period it became effective for the Company. We elected to present the items of net income and comprehensive income in one single continuous statement for this presentation.  In December 2011, certain provisions of this new guidance related to the presentation of reclassification adjustments out of accumulated other comprehensive income were temporarily deferred. In February 2013, an effective date was established for the provisions that had been deferred. These provisions are effective prospectively for interim and annual reporting periods beginning after December 15, 2012. The adoption of these provisions, which relates to presentation only, did not have a material impact on our financial position or results of operations.

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

No other new accounting pronouncements issued or effective during 2013 or 2012 have had or are expected to have a material impact on the Company’s financial position or results of operations. A variety of proposed or otherwise potential accounting standards are currently under consideration by standard-setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed standards, we have not yet determined the effect, if any, that the implementation of such proposed standards would have on our financial statements.

4. Property and Equipment, net

Property and equipment, net consists of the following ($ in thousands):

	March 31, 2013 (Unaudited)	December 31, 2012

Land and improvements	$205,293	$205,293
Building and improvements	114,851	114,126
Furniture, fixtures and equipment	53,311	53,263
Construction in progress	13,428	7,970
	386,883	380,652
Less: accumulated depreciation and amortization	(50,165)	(46,034)
Property and equipment, net	$336,718	$334,618

Interest associated with major construction projects is capitalized as part of the cost of the constructed assets. When no specific debt is incurred for a project, interest is capitalized on cash expenditures for the project using our weighted average cost of borrowings. Capitalization of interest ceases when the project is substantially complete or development activity is suspended for more than a brief period. There was no capitalization of interest for the three months ended March 31, 2013 and 2012.

5. Debt

Long-term debt consists of the following ($ in thousands):

	March 31, 2013 (Unaudited)	December 31, 2012

Revolver A, $50 million limit	$47,101	$29,601
Revolver B, $5 million limit	—	—
Revolver C, $10 million limit (originally a term loan in 2012)	—	10,000
Other long-term debt	906	1,016
	48,007	40,617
Less current portion	(303)	(352)
Total long-term debt, net	$47,704	$40,265

Loan Agreement

Effective December 21, 2012, we amended and restated our $65.0 million loan agreement (the “Amended and Restated Loan”).  The Amended and Restated Loan is comprised of a $50.0 million revolving credit facility (the “Revolver A”), a $5.0 million Revolver (the “Revolver B”), and a $10.0 million revolving credit facility (the “Revolver C”). The Revolver A bears interest at 4% per annum, Revolver B bears interest at 5% per annum and Revolver C bears interest at 6% per annum. The fee for any unfunded portion of the Revolver A, Revolver B or Revolver C is 0.50%. Each revolving credit facility has a stated maturity date of April 2, 2018.

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Amended and Restated Loan contains customary affirmative, negative and financial covenants. The covenants, among other things, restrict, subject to certain exceptions, our ability to: incur additional indebtedness; create liens on property or assets; make certain investments; engage in mergers or consolidations; sell assets; pay dividends or make distributions; engage in certain transactions with affiliates; enter into sale-leaseback transactions; and pay management fees. In addition, the Amended and Restated Loan requires us to: maintain a $2.0 million cash balance; deposit $5.0 million into an interest reserve account (deposited December 2012); meet certain EBITDA minimums on a quarterly basis for the periods from March 31, 2015 through March 31, 2018 with a standard cure provision if the EBITDA minimums are not met; and limits the annual aggregate capital expenditures to $18.0 million in 2013 and 2014.  As of March 31, 2013, we are in compliance with all of our covenants.

Substantially all of the assets of Tropicana Las Vegas are pledged as collateral under the Amended and Restated Loan and priority of liens and security interest were granted to our lenders. The lenders have agreed to release its security interest in approximately one acre parcel for future development. Pursuant to the terms of the Amended and Restated Loan, we are required to maintain an interest reserve account for payments of quarterly interest.  As of March 31, 2013 and December 31, 2012, the interest reserve account had a balance of $5.5 million and $5.9 million, respectively. The following table provides interest incurred on the Amended and Restated Loan for the periods indicated ($ in thousands).

	Three Months Ended March 31,
	2013	2012
Interest incurred	$478	$644

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

	Three Months Ended March 31,
	2013	2012
Amortization of debt issuance cost	$153	$343

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other Long-Term Debt

We lease certain equipment under capital leases. These agreements are capitalized at the present value of the future minimum lease payments at inception and are included in property and equipment. Under the terms, certain lease agreements are non-interest bearing. As a result, no imputed interest was recorded as it was not material to the financial statements. We have the following capital leases:

			Principal Payments For the Years Ended March 31,
Lease Property	Monthly Payment	Residual Lease Payment	2013	2012

Digital Marquee Signs, $1.2 million, interest at 6.9%, maturing July 2015	$21,243	$115,742	$51,978	$48,522

Cash Kiosk Stations $0.3 million, maturing March 2015	2,300	142,000	5,918	6,066

Slot Machines $0.1 million, maturing March 2013	7,123	—	21,370	—

Slot Machines $0.1 million, maturing Sept 2013	10,293	—	30,879	—

Digital Signage $0.1 million, matured May 2012	2,123	—	—	6,368

Total Payments		$257,742	$110,145	$60,956

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

Under the terms of the lease, we were required to pay a fee equal to 2% of net revenues and 5% of EBITDA, each as defined, to be paid to Armenco. Armenco was required to pay rent in the amount of $1.00 per month. We incurred approximately $1.7 million in management fees related to the Armenco Lease which was terminated on November 30, 2010.  These fees have not been paid and will not accrue interest due to restrictions under the Amended and Restated Loan Agreement.

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

	Three Months Ended March 31,
	2013	2012
Management fee expense	$418	$466

For both Armenco and Trilliant, the Amended and Restated Loan restricts our payments of management fees until the earlier of a) the date on which the outstanding principal has been repaid in full or b) the date on which EBITDA for the prior 12 month period is equal to or greater than $20.0 million, and upon the condition that no default or event of default is continuing under the Amended and Restated Loan.  However, the Amended and Restated Loan does permit the Company to pay a portion of the management fees for reimbursement of tax liabilities actually incurred and paid.  As of March 31, 2013 and December 31, 2012, we have $5.6 million and $5.2 million, respectively, recorded as accrued management fees due Armenco and Trilliant. We have not accrued interest on these management fees since these fees are subject to restrictions under the Amended and Restated Loan.

7. Commitments and Contingencies

Letters of Credit

We maintain two irrevocable standby letters of credit.  The first irrevocable standby letter of credit is with the State of Nevada, Division of Insurance which acts as a security deposit providing coverage for workers compensation claims/liabilities since the Company is self-insured.  This is reviewed annually by the State of Nevada and can be adjusted based on the Company’s prior workers compensation claims experience. The outstanding balance is currently $200,000 and automatically renews on an annual basis.  The second irrevocable standby letter of credit is with Starbucks Coffee Company for $35,000.  This is to ensure performance of the Company’s obligations to Starbucks for the term of the ten year licensing agreement which was effective on December 14, 2010.

Self-Insurance Reserves

We are self-insured up to certain stop-loss amounts for employee health coverage for non-union employees as well as workers compensation and general liability cost. Insurance claims and reserves include accruals of estimated settlements for known claims as provided by a third party. In estimating these accruals, we consider historical loss experience and make judgments about the expected levels of costs per claim. We believe our estimates of future liability are reasonable based upon our methodology; however, changes in health care costs, accident frequency and severity and other factors could materially affect the estimate for these liabilities. We continually monitor changes in claim type and incident and evaluate the insurance accrual making necessary adjustments based on the evaluation of these qualitative data points.  As of March 31, 2013 and December 31, 2012, the estimated liabilities for unpaid and incurred but not reported claims totaled $1.1 million and $0.9 million, respectively.

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

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In 2011, we introduced a new promotion, Even the Odds Program (“Even the Odds”), which allows first-time customers to be reimbursed for their losses up to $200. Under the promotion, a customer’s actual rated slot loss up to $200 is reimbursed in free slot play with 25% reimbursement the first day of sign up, 25% the second day and the remaining 50% on the third day.  We record a liability for the estimated cost of the reimbursements under Even the Odds based on our estimate of redemption.  As of March 31, 2013 and December 31, 2012, the estimated accrual for the costs of the Program and Even the Odds redemption totaled $0.5 million and $0.6 million, respectively.

Sales and Use Tax on Complimentary Meals

In February 2012, the Nevada Department of Taxation imposed sales tax on complimentary meals provided to gaming patrons and for meals provided to employees for free on a regular basis.  For complimentary meals provided to gaming patrons the sales tax would be imposed on the retail value of the food and for employees on the cost of the food for the meal. The new regulations came after a 2008 ruling where the Nevada Supreme Court rendered a decision stating complimentary meals to gaming patrons and employees were exempt from use tax.  The ruling however provided the State the opportunity to collect a sales tax on the complimentary meals if it could show consideration for the meals.  On February 14, 2012, the Nevada Tax Commission issued a ruling that consideration does exist for complimentary meals to gaming patrons “if you are providing meals to patrons through a program whereby the patron gambles and decisions to provide complimentary meals to that patron are based on that gaming activity".  The sales tax would apply to all complimentary meals on or after February 15, 2012 and would not be due until July 31, 2012.

The Nevada Department of Taxation has extended the due date of July 31, 2012 because of the ongoing appeals. The sales tax is now due and payable, without penalty or interest, the earlier of: (1) the last day of the next month following approval of the regulation by the Legislative Commission; (2) the last day of the next month following a Nevada Supreme Court decision relating to or affirming that complimentary and/or employee meals are subject to sales tax; (3) the effective date of any legislation; or (4) June 30, 2013.

On October 17, 2012, a Clark County District Court (“Court”) overturned efforts by the Nevada Tax Commission to force casinos to pay sales taxes for free meals they provide to employees. However, the Court did agree with the Nevada Tax Commission that providing meals to players in casino loyalty clubs is a taxable event involving a transfer of value.  The Court stated “consideration” is involved because the casinos bargain with players by inducing them to gamble by offering free meals. But when it comes to free employee meals, there’s no bargaining for a transfer of value involved when casinos offer free meals to union and non-union employees, as no casino employee has ever agreed to be taxed for receiving such meals.  The ruling was immediately appealed and the Nevada Supreme Court has agreed to hear the case.

As of March 31, 2013, we have a sales tax liability of $0.4 million (of which $0.1 million is associated with employee meals) covering the period February 15, 2012 through March 31, 2013 for complimentary meals provided to customers and employees.

General Litigation

We are occasionally party to routine lawsuits arising from the normal operations of a hotel and casino. As with all ligation, no assurance can be provided as to the outcome of such matters.  Other than the items discussed below under “Bankruptcy Litigation”, there are no other pending legal proceedings to which we are party to, that are material in relation to our condensed consolidated financial statements.

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

The professionals employed at the expense of the bankruptcy estates of the Predecessor and other debtors have filed applications for allowance of approximately $13.5 million in professional fees and expenses against the Predecessor. We dispute and have objected to many of those applications in advance of hearings before the Bankruptcy Court, the first of which occurred on May 11, 2011, and addressed issues of allocation of fees and expenses between the Predecessor and TEH. Following the May 11, 2011 hearing, the Bankruptcy Court requested post-hearing submissions from the parties, which were filed on June 30, 2011.  A second hearing on all other issues subject to the objections will occur approximately eight (8) weeks after the resolution of the allocation issues submitted to the Bankruptcy Court. We are awaiting the Bankruptcy Court ruling. We believe that our potential liability in respect to such claimed professional fees and expenses is approximately $3.4 million. Management cannot predict the outcome of these Bankruptcy claims and proceedings, therefore, no assurance can be provided as to the ultimate amount that will be paid. We currently have approximately $5.0 million in restricted funds in connection with the reorganization of the Predecessor for the purpose of satisfying liabilities related to professional services incurred as part of the Chapter 11 Cases.

With regard to the Disputed Claims discussed above, Wimar Tahoe Corporation (“Wimar”) and Columbia Sussex Corporation (“CSC”) are companies related by common ownership to the Predecessor that provided management services and incurred expenses through September 2008 which were charged to the Predecessor. Both these companies seek administrative expenses and/or priority claims in the aggregate amount of $0.8 million. Oral arguments on the summary judgment motions were conducted on September 27, 2011, we are awaiting the Bankruptcy Court decision. We currently have recorded a liability in the amount of $0.8 million in accounts payable for this claim.

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

8. Stockholders’ Equity and Net Loss Per Share

Changes Stockholders’ Equity

Changes in stockholders’ equity for the three months ended March 31, 2013 were as follows ($ in thousands):

Balance, December 31, 2012	$297,547
Share-based compensation	4
Issuance of preferred stock in payment of debt issuance costs	1,300
Net loss	(9,620)
Accumulated other comprehensive income (loss)	—
Balance, March 31, 2013	$289,231

Net Loss per Share

Basic net loss per share includes no dilution and is calculated by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding during each period. Diluted net loss per share reflects the potential dilution of securities that could share in the earnings or losses of the entity. Due to the net loss in all periods presented, the calculation of diluted per share amounts would create an anti-dilutive result and therefore is not presented.  As a result, basic EPS is equal to diluted EPS for the three months ended March 31, 2013 and 2012.  The following table shows the number of shares which were excluded from the computation of diluted loss per share for the periods indicated, as they were anti-dilutive (shares in thousands):

	Three Months Ended March 31,
	2013	2012
Convertible preferred shares	15,066	9,495

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Common Stock

We are authorized to issue up to 16,500,000 shares of our Class A Common Stock (“Class A Common”), $0.01 par value per share. As of March 31, 2013 and December 31, 2012, 4,662,151 shares of the Class A Common were outstanding.  We are authorized to issue up to 16,500,000 shares of our Class B Common Stock (Class B Common”) and no shares were issued as of March 31, 2013 and December 31, 2012. Except as otherwise provided by our articles of incorporation or Nevada law, each holder of the Class A Common is entitled to one vote, in person or by proxy, for each share standing in such holder’s name on our stock transfer records. To the fullest extent permitted by law, holders of Class B Common will not be entitled to vote on any matter submitted to a vote of our stockholders. Each share of Class A Common is convertible into a share of Class B Common, in each case as adjusted for any stock dividends, splits, combinations, recapitalizations, reclassifications and similar events. Each share of Class B Common is convertible into a share of Class A Common, in each case as adjusted for any stock dividends, splits, combinations, recapitalizations, reclassifications and similar events, provided that such conversion is in compliance with, and such holder has, all necessary approvals and licenses under all applicable gaming laws.

Preferred Stock

We are authorized to issue up to 750,000 shares of our Class A Convertible Participating Preferred Stock (“Series 1 Preferred”), 545,702 shares of our Class A Series 2 Convertible Participating Preferred Stock (“Series 2 Preferred”), 350,000 shares of our Class A Series 3 Convertible Participating Preferred Stock (“Series 3 Preferred”), $0.01 par value per share, 416,500 shares of our Class A Series 4 Convertible Participating Preferred Stock (“Series 4 Preferred”), $0.01 par value per share (all series of preferred stock collectively known as “Preferred Stock”), of which 750,000 shares, 545,585 shares, 350,000 and 416,500 shares of Series 1 Preferred, Series 2 Preferred, Series 3 Preferred and Series 4 Preferred, respectively, were outstanding at March  31, 2013.

In January 2013, we issued an additional 13,000 shares of Series 4 Preferred to the lead arranger and administrative agent of the Amended and Restated Loan as consideration for amending and restating the loan agreement.

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

There have been no cash dividends declared on our preferred stock since we issued each preferred stock series. We do not intend to pay cash dividends on our preferred stock for the foreseeable future. Our Amended and Restated Loan prohibits us from declaring dividends as long as there is outstanding debt. As of March 31, 2013, we had approximately $75.8 million in unrecorded dividend liability.

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Warrants

Pursuant to the Bankruptcy Plan, we issued a warrant to purchase up to 664,122 shares of our Class B Common to TEH (the “TE Warrant”). The TE Warrant is exercisable by TEH at any time on or prior to the earlier of (i) 5:00 p.m., New York City time, on July 1, 2013, or (ii) a date on which we sell, lease, transfer or otherwise dispose of substantially all of our property, assets or business, another person or entity acquires all or substantially all of our shares of common stock or we consolidate with or merge with or into another person or entity or enter into a business combination with another person. The exercise price per share for the TE Warrant is equal to (a) $66,412,373 plus interest accrued from and after July 1, 2009 at the rate of 15% per annum, compounded annually, divided by (b) 664,122. The current exercise price is $169.63. As of March 31, 2013, the TE Warrant is still outstanding and no value was ascribed to the TE Warrant in the accompanying condensed consolidated financial statements.

9. Share-Based Compensation

We have adopted two Non-Employee Director Restricted Stock Plans (2010 and 2011) which provided for the grant of restricted stock to non-employee directors. Under these plans, we granted 12,000 restricted stock awards to three of our directors (i.e. 4,000 shares per director). These restricted stock shares are subject to the requirements of the Company’s Stockholders’ Agreement dated July 1, 2009 and have the same voting and dividend rights as all other stockholders.  For each director’s stock grant, 1,000 shares vested immediately and 25% of the shares vest on their anniversary grant date for the remaining three years.  For the three months ending March 31, 2013, a summary of the status and changes of the unvested restricted stock is as follows:

	Number of Unvested Restricted Shares	Weighted Average Grant Date Fair Value
Unvested, 12-31-12	4,000	$6.37
Granted	—	—
Vested	—	—
Forfeited	—	—
Unvested, 3-31-13	4,000	$6.37

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

	Three Months Ended March 31,
	2013	2012
Share-based compensation expense	$3,667	$3,667

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10. Employee Benefit Plans

Multi-employer pension plans

We contribute to multi-employer defined benefit pension plans (collectively, “the Plans”) for certain of our union employees under the terms of the applicable bargaining agreements. Risks of participating in a multi-employer plan differs from single-employer plans for the following reasons: (1) assets contributed to a multi-employer plan by one employer may be used to provide benefits to employees of other participating employers; (2) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers; and (3) if a participating employer stops participating, it may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability. The table below includes information on each of our multi-employer defined pension plans and the employer contributions made for the three months ending March 31, 2013 and 2012:

				Contributions for
				Three Months Ended March 31,
Pension Plan Legal Name	Plan No.	Employer Identification No.	Expiration Date	2013	2012
Southern Nevada Culinary Workers and Bartenders Pension Plan Trust	001	88-6016617	5/31/13	$222,978	$220,631
Nevada Resort Association—I.A.T.S.E. Local 720 Pension Trust	001	51-0144767	5/31/12	7,003	15,615
Western Conference of Teamsters Pension Trust	001	91-0681009	3/31/13	91,850	110,943
Central Pension Fund of the International Union of Operating Engineers and Participating Employers	001	36-6052390	5/31/11	63,750	56,239
Southwest Carpenters Joint Trust Fund	001	95-6042875	7/31/14	16,941	18,697
National Electrical Benefit Fund	001	88-6023284	2/28/14	4,368	3,854
International Painters and Allied Trades Industry Pension Fund	001	52-6073909	5/31/13	7,813	7,930
Total Contributions				$414,703	$433,909

Retirement Plan

We have a 401(k) defined contribution plan that covers substantially all employees who are not covered by various collective bargaining agreements identified above. The plan allows employees, at their discretion, to make contributions of their before-tax earnings to an annual maximum amount allowed by law. We currently make no employer matching contributions.

11. Subsequent Events

We have evaluated all activity through the issuance date of the condensed consolidated financial statements, and concluded that no material subsequent events have occurred that require recognition in the condensed consolidated financial statements or disclosure in the notes to the condensed consolidated financial statements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with management’s discussion and analysis contained in our 2012 Annual Report on Form 10-K, as well as the condensed consolidated financial statements and the notes hereto included in this Quarterly Report on Form 10-Q. This discussion contains certain “forward-looking statements,” including information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” and similar expressions, as well as statements in future tense, identify forward-looking statements.  Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements speak only as of the date the statements are made. You should not put undue reliance on any forward-looking statements. Our actual results may differ materially from those discussed in these forward-looking statements because of the risks and uncertainties inherent in future events.

Overview and Recent Events

Our primary business is the ownership and operation of Tropicana Las Vegas which offers casino gaming, hotel accommodations, dining, entertainment, retail shopping and other resort amenities. Tropicana Las Vegas is conveniently located on 34 acres at the corner of Tropicana Avenue and Las Vegas Boulevard on the Las Vegas Strip. Our property currently offers 1,467 remodeled hotel rooms and suites, a 50,000 square foot casino floor, three restaurants, three casual dining venues, several lounges, two entertainment venues, more than 60,000 square feet of flexible convention and meeting space and third party leases related to our beach club, special events venue, state of the art spa and fitness facility, race and sports book, and retail space.

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

Current Economic Conditions.  Over the past 20 years, Las Vegas has become one of the fastest growing and largest entertainment markets in the United States. Since 2007, however, the Las Vegas market has generally experienced a contraction in growth as the number of visitors and gaming revenues have fallen from prior periods. The Las Vegas market is showing signs of a modest recovery with visitor volumes reaching 37.3 million in 2010, 38.9 million in 2011 and 39.7 million in 2012; representing a 2.1% increase from 2011 to 2012 and a 6.4% from 2010 to 2012. Gaming revenues in Clark County are also recovering reaching approximately $9.4 billion in 2012 compared to $9.2 billion in 2011, an increase of approximately 1.9%. On the Las Vegas Strip, gaming revenues increased 2.3% to $6.2 billion in 2012. Volume and gaming statistics noted above are released by the Las Vegas Convention and Visitors Authority.

Competition. We face significant competition in the Las Vegas market, as well as from adjacent states. Such competition may intensify if new gaming operations open in our market or existing competitors expand their operations. During 2012, several competitors announced investments in new hotel offerings, restaurants and clubs in Las Vegas. These new offerings are slated to begin opening in 2013. We also compete for customers with other casino operators in other markets, including casinos located on Native American reservations, and other forms of gaming, such as lotteries and internet gaming. Many of our competitors are larger and have substantially greater name recognition and marketing and financial resources.  We believe that increased legalized gaming in other areas, the development or expansion of Native American gaming, the expansion or additional developments in Las Vegas, and the potential legalization of internet gaming, could create additional competition for us and could adversely affect our operations.

Seasonality.  The Las Vegas hotel, resort and casino industry is seasonal in nature. A variety of factors contribute to the seasonality of the Las Vegas market, including the timing of major Las Vegas conventions, major holidays such as New Year’s and Chinese New Year and major sporting events, particularly the Super Bowl.  These factors can drive additional business to the Las Vegas market. Visitor volumes typically are lower during off-peak times, such as mid-week or during traditional slower leisure periods between Thanksgiving and New Year’s.

Property Updates - Franchise Agreement.  In late October 2012, we announced a franchise agreement with Hilton Worldwide (“Hilton”) linking our hotel to Hilton’s fastest growing full-service chain, Doubletree by Hilton.  The upscale, contemporary chain offers Hilton’s loyalty program members the opportunity to earn and redeem points on the Las Vegas Strip after a nearly 14-year absence. We integrated into Hilton’s websites and toll-free reservations number in mid January of this year. The partnership affords us the opportunity to maintain our individuality and culture, while taking advantage of the sales and marketing scale of the worldwide Hilton organization.

Property Updates – New Bungalows. In early February 2013, we unveiled 121 bungalow-styled rooms and 6 pool villas which provide our guest with a South Beach experience adjacent to our award-winning pool and gardens.  These spacious pool villas feature our best in class room amenities.

Property Updates – Remodeled Theater. In late February 2013, our vintage showroom was completely renovated into a 1,150-seat theater.  Seating is wide and inviting with nostalgic cocktail tables and booths in the front of the theater. The theater features all new lighting and sound upgrades to enhance the audience entertainment experience.

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

Food and Beverage Revenue.  Food and beverage revenue is derived from food and beverage sales in the food outlets of the hotel and casino, including restaurants, room service and banquets. Food and beverage revenue is recognized at the time the relevant food or beverage service is provided to guests.

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

Results of Operation

Three months ended March 31, 2013 (“Current Quarter”) compared to the three months ended March 31, 2012 (“Prior Year Quarter”)

The following table highlights our results of operations ($ in thousands):

	Three Months Ended March 31,		Percent
	2013	2012	Change
Net revenues	$20,881	$23,283	(10)%
Operating expenses	29,858	30,301	(1)%
Operating loss	(8,977)	(7,018)	28%

Interest (expense) income, net	(643)	(1,001)	(36)
Net loss	$(9,620)	$(8,019)	20%

Net Revenue.  Net revenues decreased by $2.4 million for the Current Quarter as compared to the Prior Year Quarter primarily as a result of lower than average hold percentage in table games.

Operating Loss.  The operating loss increased by $2.0 million for the Current Quarter as compared to the Prior Year Quarter primarily as a result of lower net revenues noted above.

The following table highlights our various sources of revenues and expenses as compared to the prior period ($ in thousands):

	Three Months Ended March 31,		Percent
	2013	2012	Change
Casino revenues	$7,571	$10,145	(25)%
Casino expenses	7,168	7,420	(3)%
Margin	5%	27%

Room revenue	$8,840	$8,624	3%
Room expense	4,297	4,333	(1)%
Margin	51%	50%

Food and beverage revenues	$5,529	$6,292	(12)%
Food and beverage expenses	4,666	5,403	(14)%
Margin	16%	14%

Other revenues	$1,483	$1,117	33%
Other expenses	1,275	1,149	11%

Casino.  Although our table games drop increased 14% and our slot handle increased 9%, overall casino revenues decreased $2.6 million for the Current Quarter as compared to the Prior Year Quarter.  Table game revenues accounted for $2.9 million of the decrease in casino revenues as a result of lower hold percentages.  Slot revenues accounted for $0.4 million of the increase in casino revenues due to the aforementioned increase in slot handle.  Other casino revenue of $0.1 million for the Prior Year Quarter related to the poker room which was eliminated in 2012.  Casino expenses decreased by $0.3 million for the Current Quarter as compared to the Prior Year Quarter due primarily to reductions in complimentaries and gaming taxes. As a result of the decreased casino revenue, the casino operating margin decreased 22 percentage points in the Current Quarter as compared to the Prior Year Quarter.

Room.  Room revenue increased $0.2 million or 3%, for the Current Quarter as compared to the Prior Year Quarter, which was attributable to an increase in average daily rate to $85 from $79 offset by a decrease in occupancy percentage to 74.5% from 78.8% for the same previous period. Room expenses remained flat for the Current Quarter as compared to the Prior Year Quarter.  As a result of the slight increase in room revenues, the hotel operating margin increased 1 percentage point in the Current Quarter as compared to the Prior Year Quarter.

Food and Beverage.  Food and beverage revenues decreased $0.8 million or 12% for the Current Quarter as compared to the Prior Year Quarter.  The decrease was primarily due to the closing of our nightclub and beach club in March 2012 which was subsequently leased and reopened in late 2012.  Food and beverage expenses decreased $0.7 million for the Current Quarter as compared to the Prior Year Quarter primarily due to the closing of the nightclub and beach club.  Thus, the closing of the nightclub and beach club resulted in 2 percentage point increase in food and beverage operating margin in the Current Quarter as compared to the Prior Year Quarter.

Other.  Other revenues primarily include income from convention services, entertainment and leased outlets. Other revenues increased by $0.4 million for the Current Quarter as compared to the Prior Year Quarter, reflecting an increase in entertainment revenue generated by the unveiling of the renovated theater as well as an increase in third party lease income.

Selling, General and Administrative.  Selling, general and administrative expenses increased $0.2 million or 3% for the Current Quarter as compared to the Prior Year Quarter, respectively. The increase in selling, general and administrative expenses is primarily the result of a legal settlement and higher personal property taxes.

Maintenance and Utilities.  Maintenance and utilities expense increased $0.1 million or 5 % for the Current Quarter as compared to the Prior Year Quarter primarily due to higher payroll and benefit costs and increases in outside service contracts.

Depreciation and Amortization.  Depreciation and amortization expense decreased $0.2 million or 3% for the Current Quarter as compared to the Prior Year Quarter primarily due to retiring certain assets.

Loss on Assets Disposals.  We wrote off $0.3 million for the Current Quarter due to the retiring of certain assets.

Interest Expense.  Interest expense decreased $0.4 million or 35% for the Current Quarter, as compared to the Prior Year Quarter.  In November 2012, we completed a $40.0 million rights offering of our Series 4 Preferred.  This additional equity raise allowed us to pay down a substantial portion of our outstanding revolving credit facility, thus lowering our Current Quarter interest expense.

Liquidity and Capital Resources

Amended and Restated Loan Agreement

Effective December 21, 2012, we agreed to amend and restate our $65.0 million loan agreement.  The Amended and Restated Loan is comprised of a $50.0 million Revolver A facility, a $5.0 million Revolver B facility, and a $10.0 million Revolver C facility. The Revolver A bears interest at 4% per annum, Revolver B bears interest at 5% per annum and Revolver C bears interest at 6% per annum. The fee for any unfunded portion of the Revolver A, Revolver B or Revolver C is 0.50%. Each revolving credit facility has a stated maturity date of April 2, 2018.

The Amended and Restated Loan contains customary affirmative, negative and financial covenants. The covenants, among other things, restrict, subject to certain exceptions, our ability to: incur additional indebtedness; create liens on property or assets; make certain investments; engage in mergers or consolidations; sell assets; pay dividends or make distributions; engage in certain transactions with affiliates; enter into sale-leaseback transactions; and pay management fees. In addition, the Amended and Restated Loan requires us to: maintain a $2.0 million cash balance; deposit $5.0 million into an interest reserve account; meet certain EBITDA minimums on a quarterly basis for the periods from March 31, 2015 through March 31, 2018 with a standard cure provision if the EBITDA minimums are not met; and limits the annual aggregate capital expenditures to $18.0 million in 2013 and 2014.  As of March 31, 2013, we are in compliance with all of our covenants.

Substantially all of the assets of Tropicana Las Vegas are pledged as collateral under the Amended and Restated Loan and priority of liens and security interest were granted to our lenders. The lenders have agreed to release its security interest in approximately one acre parcel for future development.  Pursuant to the terms of the Amended and Restated Loan, we are required to establish an interest reserve account for payments of quarterly interest.  As of March 31, 2013, the interest reserve account had a balance of $5.5 million.

Liquidity Outlook

We have been operating at a loss with negative cash flow since we commenced operations on July 1, 2009. Our ability to generate cash from operations in the future depends, in significant part, upon the state of the hotel and gaming industry in Las Vegas, which in turn depends upon a number of factors including the state of the United States economy, the amount of discretionary consumer and corporate spending in Las Vegas and the level of competition in the Las Vegas market.

Our primary sources of liquidity have been comprised of cash flows from operations, a revolving line of credit totaling $65 million and four rights offerings which raised $200 million.  We believe that our existing cash balance, cash flows from operations, and existing revolver line will be more than adequate to meet our financial and operating obligations over the next twelve months. However, we will continue to closely monitor and manage our cash position given the current economic environment. If our sources of capital are inadequate to fund our long-term liquidity requirements, including our need to service our existing debt obligations as they come due, we will attempt to procure additional debt or equity financing, to fund our operations, capital expenditures and debt service requirements.

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

Cash Flows from Operating Activities

During the Current Quarter, cash flows used in operating activities were $2.5 million as compared to $0.6 million for the Prior Year Quarter, reflecting a reduction in casino revenues.

Cash Flows Used in Investing Activities

Cash used for capital expenditures were approximately $5.9 million for the Current Quarter. The increase in cash used for capital expenditures is the result of the completion of our bungalow-styled room renovations and theater remodel. During the Prior Year Quarter, cash used for capital expenditures was approximately $2.5 million.

Cash Flows Provided by Financing Activities

During the Current Quarter, we borrowed $17.5 million to complete capital expenditures and to pay down our Revolver C loan of $10 million.  Revolver C carries a higher interest rate than Revolver A, thus allowing us to lower our financing cost.  In addition, we paid $0.1 million in principal payments under capital leases.  For the Prior Year Quarter, we made capital leases payments of $0.1 million. As of March 31, 2013, we had borrowing base of $17.7 million remaining under the Amended and Restated Loan.

Off-Balance Sheet Arrangements

We have no special purpose entities, financing partnerships, guarantees or off-balance sheet arrangements other than $0.2 million of outstanding letter of credits discussed in Note 7 “Commitments and Contingencies” to the condensed consolidated financial statements.

Contractual Obligations

With the exception of payments made in relationship to our capital leases, there were no material changes during the three months ended March 31, 2013 to our contractual obligations as disclosed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2012.

Critical Accounting Policies

A description of our critical accounting policies can be found in the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2012. For a further discussion of our accounting policies, see Note 2 to the condensed consolidated financial statements in this Form 10-Q. There were no material changes to our critical accounting policies during the three months ended March 31, 2013.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our use of debt exposes us to interest rate risk. As of March 31, 2013, all of our long-term debt and capital leases had fixed interest rates which eliminated our exposure to fluctuation of interest rates. However, as our fixed rate debt matures, and if additional debt is acquired to fund the debt payment, future earnings and cash flows may be affected by changes in interest rates. The following table set forth our long-term debt obligations and the related interest rates as of March 31, 2013 ($ in thousands):

Type	Expected Maturity	Interest Rate	Principal Outstanding
Obligations under capital leases	Mar-2013 –Jul 2015	0.0% to 6.9%	$906
Revolver A, $50.0 million limit	April 2018	Fixed at 4.0%	47,101
Revolver B, $5.0 million limit	April 2018	Fixed at 5.0%	—-
Revolver C, $10.0 million limit	April 2018	Fixed at 6.0%	—-
Total debt			$48,007

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

Item 1A. Risk Factors

Our business has many risks. Factors that could materially adversely affect our business, financial condition, operating results or liquidity are described under “Risk Factors” in Item I of our Annual Report on Form 10-K for the year ended December 31, 2012. This information should be considered carefully, together with other information in this report and other reports and materials we file with the Securities and Exchange Commission.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

In January 2013, we issued an additional 13,000 shares of Series 4 Preferred to the lead arranger and administrative agent of our Amended and Restated Loan as consideration for amending and restating the loan agreement. The Series 4 Preferred has similar terms as the Company’s existing shares of Class A Convertible Participating Preferred Stock including a par value $0.01 per share and a purchase price $100 per share. However, the Series 4 Preferred has an initial conversion price of $10.00 per share (i.e., each share of Series 4 Stock will be initially convertible into 10 shares of Common Stock ($100/$10)).

The shares of Series 4 Preferred were issued as a private placement exempt from Section 5 of the Securities Act of 1933, as amended (the “Securities Act”) pursuant to Section 4(2) of the Securities Act and U.S. Securities and Exchange Commission (“Commission”) Rule 506 of Regulation D under the Securities Act.

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

10.2	Employment Agreement dated July 1, 2009 by and between Tropicana Las Vegas, Inc. and Alex Yemenidjian. (Incorporated herein by reference to the Company’s Form 10-12G dated February 16, 2010)

10.3	Employment Agreement dated October 1, 2010 by and between Tropicana Las Vegas, Inc. and Marie Ramsey. (Incorporated herein by reference to the Company’s Form 8-K dated December 2, 2010)

Exhibit Number	Exhibit Description
10.4	Employment Agreement dated October 1, 2010 by and between Tropicana Las Vegas, Inc. and Joanne M. Beckett. (Incorporated herein by reference to the Company’s Form 8-K dated December 8, 2010)

10.5	Offer Letter dated December 4, 2009 by and between Tropicana Las Vegas, Inc. and Thomas McCartney. (Incorporated herein by reference to the Company’s Form 10-12G dated February 16, 2010)

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

10.18	Consulting Service Agreement, dated March 21, 2012 between Tropicana Las Vegas, Inc. and Mr. Michael A. Ribero (Incorporated herein by reference to the Company’s Form 8-K filed on March 22, 2012).

Exhibit Number	Exhibit Description
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

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed herewith.

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

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

Date: May 6, 2013	By:	/s/ Alex Yemenidjian
Alex Yemenidjian
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 6, 2013	By:	/s/ Marie Ramsey
Marie Ramsey
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)