Form 10-Q
period 2013-06-30
Tropicana Las Vegas Hotel & Casino, Inc.
filed 2013-08-05
CIK 1479046

b

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

As of July 30, 2013, there were 4,662,151 shares outstanding of the registrant’s Class A Common Stock, $0.01 par value and no shares outstanding of the registrant’s Class B Common Stock, $0.01 par value. The issued and outstanding equity securities of the registrant are not publicly traded.

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	June 30,
	2013	December 31,
	(Unaudited)	2012

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,006	$8,355
Restricted cash	7,838	7,837
Receivables, net	4,481	3,681
Inventories	757	876
Prepaid expenses and other current assets	2,131	2,150
Total current assets	26,213	22,899
Long-term restricted cash	2,066	3,080
Property and equipment, net	335,704	334,618
Other assets, net	4,519	4,867
TOTAL ASSETS	$368,502	$365,464

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$552	$352
Accounts payable	11,418	10,699
Construction payable	—	1,309
Accrued payroll and related	5,150	4,543
Accrued gaming and related	1,783	1,926
Other accrued expenses and current liabilities	3,463	2,842
Total current liabilities	22,366	21,671
Long-term debt, less current portion	54,991	40,265
Accrued management fees	6,187	5,224
Other long-term liabilities	713	757
Total liabilities	84,257	67,917

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS’ EQUITY:
Class A preferred stock, $0.01 par value, 750,000 shares authorized, issued and outstanding	8	8
Class A series 2 convertible participating preferred stock, $0.01 par value, 545,702 shares authorized, 545,585 shares issued and outstanding	5	5
Class A series 3 convertible participating preferred stock, $0.01 par value, 350,000 shares authorized, issued and outstanding	3	3
Class A series 4 convertible participating preferred stock, $0.01 par value, 416,500 shares authorized, 416,500 and 403,500 issued and outstanding, respectively	4	4
Class A common stock, $0.01 par value, 16,500,000 shares authorized, 4,662,151 and 4,662,151 shares issued and outstanding, respectively	47	47
Class B common stock, $0.01 par value, 16,500,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	436,194	434,886
Accumulated deficit	(152,016)	(137,406)
Total stockholders’ equity	284,245	297,547
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$368,502	$365,464

The accompanying notes are an integral part of these condensed consolidated financial statements.

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE (LOSS) INCOME

(amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

REVENUES:
Casino	$11,124	$10,266	$18,694	$20,411
Room	11,116	10,216	19,956	18,840
Food and beverage	6,429	6,578	11,958	12,870
Other	1,219	1,191	2,702	2,308
Gross revenues	29,888	28,251	53,310	54,429
Less promotional allowances	(2,983)	(2,835)	(5,525)	(5,730)
Net revenues	26,905	25,416	47,785	48,699

OPERATING EXPENSES:
Casino	8,131	6,927	15,299	14,347
Room	5,150	4,585	9,447	8,918
Food and beverage	5,037	5,549	9,703	10,952
Other	967	1,271	2,242	2,421
Selling, general and administrative	4,176	4,344	9,017	9,034
Maintenance and utilities	3,087	3,003	5,883	5,667
Depreciation and amortization	4,624	4,707	9,116	9,347
Loss on asset disposals, net	—	4	322	4
Total operating expenses	31,172	30,390	61,029	60,690

OPERATING LOSS	(4,267)	(4,974)	(13,244)	(11,991)

OTHER (EXPENSES) INCOME:
Interest income	1	2	2	3
Interest expense	(724)	(1,003)	(1,368)	(2,006)
Total other (expenses) income	(723)	(1,001)	(1,366)	(2,003)

NET LOSS	(4,990)	(5,975)	(14,610)	(13,994)

Other comprehensive income (loss)	—	—	—	—

COMPREHENSIVE LOSS	$(4,990)	$(5,975)	$(14,610)	$(13,994)

NET LOSS PER COMMON SHARE
Basic and diluted	$(1.07)	$(1.30)	$(3.13)	$(3.06)

Weighted average common shares outstanding:
Basic	4,662	4,579	4,662	4,579
Diluted	n/a	n/a	n/a	n/a

The accompanying notes are an integral part of these condensed consolidated financial statements.

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Six Months Ended
	June 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,610)	$(13,994)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,116	9,347
Share-based compensation	7	7
Amortization of debt issuance costs	328	686
Loss on disposition of assets	322	4
Changes in operating assets and liabilities:
Receivables, net	(800)	(1,263)
Inventories, prepaid expenses and other assets	138	515
Long-term restricted cash	1,013	1,285
Other assets	98	151
Accounts payable, accrued expenses and other current liabilities	4,024	2,977
Net cash used in operating activities	(364)	(285)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(9,911)	(3,431)
Change in construction payable	(1,309)	(71)
Net cash used in investing activities	(11,220)	(3,502)

CASH FLOWS FROM FINANCING ACTIVITES:
Borrowings under loan agreement	24,664	—
Payments under loan agreement	(10,000)	—
Principal payments on capital leases	(342)	(126)
Debt issuance costs	(87)	(36)
Net cash provided by (used in) financing activities	14,235	(162)

Net increase (decrease) in cash and cash equivalents	2,651	(3,949)
Cash and cash equivalents, beginning of period	8,355	12,166
Cash and cash equivalents, end of period	$11,006	$8,217

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$1,040	$1,320
Property and equipment financed by debt	604	—
Preferred stock issued for payment of debt issuance costs	1,300	—

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

As a casino-based company, our operating results are highly dependent on a number of factors including the state of the United States economy, the amount of discretionary consumer and corporate spending in Las Vegas, and the level of competition in the Las Vegas casino/hotel market. We have been operating at a loss with negative cash flow since we commenced operations on July 1, 2009. Our primary sources of liquidity have been comprised of a revolving line of credit and four rights offerings totaling $200 million.

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

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates used by the Company include estimated useful lives for depreciable and amortizable assets, certain accrued liabilities and the estimated allowances for receivables, customer loyalty program liability, and self-insurance reserves. Actual results may differ from those estimates.

Reclassifications

Certain reclassifications were made to the condensed consolidated financial statements for the three and six months ended June 30, 2012 in order to conform to the June 30, 2013 presentation. These reclassifications had no effect on the net loss previously reported.

Fair Value Measurement

The fair values of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate carrying values due to the short maturity of these items. The fair value of the revolving credit facility approximates its carrying value due to its recent renegotiation of terms and conditions. Our majority stockholder participated in the renegotiation of the revolving credit facility providing resources and size to obtain the new terms and conditions. Given the assistance by our majority stockholder, it is unlikely that the Company could obtain similar financing on the same terms with a third-party in an arm’s length transaction. The fair value of the other long-term obligations approximates carrying value.

Fair value is defined in the authoritative guidance as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance also establishes a framework for measuring fair value and expands disclosures about fair value measurements. The fair value framework requires the categorization of assets and liabilities into three levels based upon assumptions (inputs) used to price the assets and liabilities. Level 1 provides the most reliable measure of fair value, whereas, Level 3 generally requires significant management judgment. The three levels are defined as follows: Level 1: quoted market prices in active markets for identical assets or liabilities; Level 2: observable market-based inputs or unobservable inputs that are corroborated by market data and Level 3: unobservable inputs that are not corroborated by market data. As of June 30, 2013, the Company had no assets or liabilities measured at fair value on a recurring basis.

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

4. Property and Equipment, net

Property and equipment, net consists of the following ($ in thousands):

	June 30, 2013 (Unaudited)	December 31, 2012

Land and improvements	$205,293	$205,293
Building and improvements	116,289	114,126
Furniture, fixtures and equipment	55,645	53,263
Construction in progress	13,261	7,970
	390,488	380,652
Less: accumulated depreciation and amortization	(54,784)	(46,034)
Property and equipment, net	$335,704	$334,618

Interest associated with major construction projects is capitalized as part of the cost of the constructed assets. When no specific debt is incurred for a project, interest is capitalized on cash expenditures for the project using our weighted average cost of borrowings. Capitalization of interest ceases when the project is substantially complete or development activity is suspended for more than a brief period. There was no capitalization of interest for the three and six months ended June 30, 2013 and 2012.

5. Debt

Long-term debt consists of the following ($ in thousands):

	June 30, 2013 (Unaudited)	December 31, 2012

Revolver A, $50 million limit	$49,765	$29,601
Revolver B, $5 million limit	4,500	—
Revolver C, $10 million limit	—	10,000
Other long-term debt	1,278	1,016
	55,543	40,617
Less current portion	(552)	(352)
Total long-term debt, net	$54,991	$40,265

Loan Agreement

Effective December 21, 2012, we amended and restated our $65.0 million loan agreement (the “Amended and Restated Loan”). The Amended and Restated Loan is comprised of a $50.0 million revolving credit facility (the “Revolver A”), a $5.0 million revolving credit facility (the “Revolver B”), and a $10.0 million revolving credit facility (the “Revolver C”). The Revolver A bears interest at 4% per annum, Revolver B bears interest at 5% per annum and Revolver C bears interest at 6% per annum. The fee for any unfunded portion of the Revolver A, Revolver B or Revolver C is 0.50%. Each revolving credit facility has a stated maturity date of April 2, 2018.

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Amended and Restated Loan contains customary affirmative, negative and financial covenants. The covenants, among other things, restrict, subject to certain exceptions, our ability to: incur additional indebtedness; create liens on property or assets; make certain investments; engage in mergers or consolidations; sell assets; pay dividends or make distributions; engage in certain transactions with affiliates; enter into sale-leaseback transactions; and pay management fees. In addition, the Amended and Restated Loan requires us to: maintain a $2.0 million cash balance; deposit $5.0 million into an interest reserve account (deposited December 2012); meet certain EBITDA minimums on a quarterly basis for the periods from March 31, 2015 through March 31, 2018 with a standard cure provision if the EBITDA minimums are not met; and limits the annual aggregate capital expenditures to $18.0 million in 2013 and 2014. As of June 30, 2013, we are in compliance with all of our covenants.

Substantially all of the assets of Tropicana Las Vegas are pledged as collateral under the Amended and Restated Loan and priority of liens and security interest were granted to our lenders. The lenders have agreed to release its security interest in a one acre (approximately) parcel for future development. Pursuant to the terms of the Amended and Restated Loan, we are required to maintain an interest reserve account for payments of quarterly interest. As of June 30, 2013 and December 31, 2012, the interest reserve account had a balance of $4.9 million and $5.9 million, respectively. The following table provides interest incurred on the Amended and Restated Loan for the periods indicated ($ in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest incurred	$537	$644	$1,015	$1,288

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Amortization of debt issuance cost	$175	$343	$328	$686

Other Long-Term Debt

We lease certain equipment under capital leases. These agreements are capitalized at the present value of the future minimum lease payments at inception and are included in property and equipment. Under the terms, certain lease agreements are non-interest bearing. As a result, no imputed interest was recorded as it was not material to the financial statements. We have the following capital leases:

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

			Principal Payments		Principal Payments
			Three Months Ended June 30,		Six Months Ended June 30,
Lease Property	Monthly Payment	Residual Lease Payment	2013	2012	2013	2012

Digital Marquee Signs $1.2 million, interest at 6.9%, maturing July 2015	$21,243	$115,742	$52,879	$49,363	$104,857	$97,885

Cash Kiosk Stations $0.3 million, maturing March 2015	2,300	142,000	8,453	9,618	14,371	15,684

Slot Leases $0.1 million, maturing Sept 2013	10,293	—	30,879	—	61,758	—

Slot Leases $0.6 million, maturing Sept 2014	22,646	60,000	139,226	—	139,226	—

Slot Leases $0.1 million, maturing March 2013	7,123	—	—	—	21,370	—

Digital Signage $0.1 million, maturing May 2012	2,123	—	—	6,370	—	12,738

Total Payments		$317,742	$231,437	$65,351	$341,582	$126,307

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Management fee expense	$545	$508	$963	$974

For both Armenco and Trilliant, the Amended and Restated Loan restricts our payments of management fees until the earlier of a) the date on which the outstanding principal has been repaid in full or b) the date on which EBITDA for the prior 12 month period is equal to or greater than $20.0 million, and upon the condition that no default or event of default is continuing under the Amended and Restated Loan. However, the Amended and Restated Loan does permit the Company to pay a portion of the management fees for reimbursement of tax liabilities actually incurred and paid. As of June 30, 2013 and December 31, 2012, we have $6.2 million and $5.2 million, respectively, recorded as accrued management fees due Armenco and Trilliant. We have not accrued interest on these management fees since these fees are subject to restrictions under the Amended and Restated Loan.

7. Commitments and Contingencies

Letters of Credit

We maintain two irrevocable standby letters of credit. The first irrevocable standby letter of credit is with the State of Nevada, Division of Insurance which acts as a security deposit providing coverage for workers compensation claims/liabilities since the Company is self-insured. This is reviewed annually by the State of Nevada and can be adjusted based on the Company’s prior workers compensation claims experience. The outstanding balance is currently $200,000 and automatically renews on an annual basis. The second irrevocable standby letter of credit is with Starbucks Coffee Company for $35,000. This is to ensure performance of the Company’s obligations to Starbucks for the term of the ten year licensing agreement which commenced on December 14, 2010.

Self-Insurance Reserves

We are self-insured up to certain stop-loss amounts for employee health coverage for non-union employees as well as workers compensation and general liability cost. Insurance claims and reserves include accruals of estimated settlements for known claims as provided by a third party. In estimating these accruals, we consider historical loss experience and make judgments about the expected levels of costs per claim. We believe our estimates of future liability are reasonable based upon our methodology; however, changes in health care costs, accident frequency and severity and other factors could materially affect the estimate for these liabilities. We continually monitor changes in claim type and incident and evaluate the insurance accrual making necessary adjustments based on the evaluation of these qualitative data points. As of June 30, 2013 and December 31, 2012, the estimated liabilities for unpaid and incurred but not reported claims totaled $0.8 million and $0.9 million, respectively.

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

In 2011, we introduced a new promotion, Even the Odds Program (“Even the Odds”), which allows first-time customers to be reimbursed for their losses up to $200. Under the current promotion rules, a customer’s actual rated slot loss up to $200 is reimbursed in free slot play with 50% reimbursement on the first day of sign up and the remaining 50% is reimbursed thirty days after their loss up to one year from initial play. We record a liability for the estimated cost of the reimbursements under Even the Odds based on our estimate of redemption. As of June 30, 2013 and December 31, 2012, the estimated accrual for the costs of the Program and Even the Odds redemption totaled $0.6 million and $0.6 million, respectively.

Sales and Use Tax on Complimentary Meals

In February 2012, the Nevada Department of Taxation imposed sales tax on complimentary meals provided to gaming patrons and for meals provided to employees for free on a regular basis. For complimentary meals provided to gaming patrons the sales tax would be imposed on the retail value of the food and for employees on the cost of the food for the meal. The new regulations came after a 2008 ruling where the Nevada Supreme Court rendered a decision stating complimentary meals to gaming patrons and employees were exempt from use tax. The ruling however provided the State the opportunity to collect a sales tax on the complimentary meals if it could show consideration for the meals. On February 14, 2012, the Nevada Tax Commission issued a ruling that consideration does exist for complimentary meals to gaming patrons “if you are providing meals to patrons through a program whereby the patron gambles and decisions to provide complimentary meals to that patron are based on that gaming activity”. The sales tax would apply to all complimentary meals on or after February 15, 2012 and would not be due until July 31, 2012. In July 2012, the Nevada Department of Taxation announced that sales taxes applicable to such meals were due and payable without penalty or interest at the earlier of certain regulatory, judicial or legislative events or June 30, 2013.

On October 17, 2012, a Clark County District Court issued a ruling that complimentary meals provided to customers were subject to sales tax, while meals provided to employees were not subject to sales tax. The ruling was immediately appealed to the Nevada Supreme Court. On May 29, 2013, the Nevada Tax Commission signed a $233 million settlement with all the state’s casinos to free the casinos from paying sales taxes on the complimentary meals provided to patrons and employees in exchange for the casinos dropping their lawsuits seeking refunds on back taxes previously paid. The settlement provides that no sales tax is due for these complimentary meals for any past years and for a six year period starting February 2, 2013. As of June 30, 2013, we reversed our sales tax liability of $0.4 million for complimentary meals provided to customers and employees in the accompanying condensed consolidated financial statements.

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

Pursuant to the Bankruptcy Plan, among other things, we assumed certain obligations and liabilities of the Predecessor. The following represents the current status of such obligations as well as remaining litigation matters. We assumed to pay $0.4 million in satisfaction of the Predecessor’s unsecured claims. To date, we have paid $0.1 million in unsecured claims and have a remaining $0.3 million in unsecured claims recorded as a liability in accounts payable. With regard to allowed priority and cure claims and non-professional fee administrative expenses, we have paid approximately $2.9 million with the exception of certain disputed administrative/priority claims (“Disputed Claims”) in the aggregate asserted amount of approximately $1.5 million with the significant Disputed Claims discussed below. We do not anticipate any material additions to such claims or expenses and given our position we have not recognized any additional liability.

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

With regard to the Disputed Claims discussed above, Wimar Tahoe Corporation (“Wimar”) and Columbia Sussex Corporation (“CSC”) are companies related by common ownership to the Predecessor that provided management services and incurred expenses through September 2008 which were charged to the Predecessor. Both these companies seek administrative expenses and/or priority claims in the aggregate amount of $0.8 million. Oral arguments on the summary judgment motions were conducted on September 27, 2011 and we are awaiting the Bankruptcy Court decision. We currently have recorded a liability in the amount of $0.8 million in accounts payable for this claim.

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

8. Stockholders’ Equity and Net Loss Per Share

Changes Stockholders’ Equity`

Changes in stockholders’ equity for the six months ended June 30, 2013 were as follows (dollars in thousands, unaudited):

Balance, December 31, 2012	$297,547
Share-based compensation	8
Issuance of preferred stock in payment of debt issuance costs	1,300
Net loss	(14,610)
Accumulated other comprehensive income (loss)	—
Balance, June 30, 2013	$284,245

Net Loss per Share

Basic net loss per share includes no dilution and is calculated by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding during each period. Diluted net loss per share reflects the potential dilution of securities that could share in the earnings or losses of the entity. Due to the net loss in all periods presented, the calculation of diluted per share amounts would create an anti-dilutive result and therefore is not presented. As a result, basic EPS is equal to diluted EPS for the three and six months ended June 30, 2013 and 2012. The following table shows the number of shares which were excluded from the computation of diluted loss per share for the periods indicated, as they were anti-dilutive (shares in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Convertible preferred shares	15,443	9,786	15,443	9,786

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Common Stock

We are authorized to issue up to 16,500,000 shares of our Class A Common Stock (“Class A Common”), $0.01 par value per share. As of June 30, 2013 and December 31, 2012, 4,662,151 shares of the Class A Common were outstanding. We are authorized to issue up to 16,500,000 shares of our Class B Common Stock (Class B Common”) and no shares were issued as of June 30, 2013 and December 31, 2012. Except as otherwise provided by our articles of incorporation or Nevada law, each holder of the Class A Common is entitled to one vote, in person or by proxy, for each share standing in such holder’s name on our stock transfer records. To the fullest extent permitted by law, holders of Class B Common will not be entitled to vote on any matter submitted to a vote of our stockholders. Each share of Class A Common is convertible into a share of Class B Common, in each case as adjusted for any stock dividends, splits, combinations, recapitalizations, reclassifications and similar events. Each share of Class B Common is convertible into a share of Class A Common, in each case as adjusted for any stock dividends, splits, combinations, recapitalizations, reclassifications and similar events, provided that such conversion is in compliance with, and such holder has, all necessary approvals and licenses under all applicable gaming laws.

Preferred Stock

We are authorized to issue up to 750,000 shares of our Class A Convertible Participating Preferred Stock (“Series 1 Preferred”), 545,702 shares of our Class A Series 2 Convertible Participating Preferred Stock (“Series 2 Preferred”), 350,000 shares of our Class A Series 3 Convertible Participating Preferred Stock (“Series 3 Preferred”), $0.01 par value per share, 416,500 shares of our Class A Series 4 Convertible Participating Preferred Stock (“Series 4 Preferred”), $0.01 par value per share (all series of preferred stock collectively known as “Preferred Stock”), of which 750,000 shares, 545,585 shares, 350,000 and 416,500 shares of Series 1 Preferred, Series 2 Preferred, Series 3 Preferred and Series 4 Preferred, respectively, were outstanding at June  30, 2013.

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

There have been no cash dividends declared on our preferred stock since we issued each preferred stock series. We do not intend to pay cash dividends on our preferred stock for the foreseeable future. Our Amended and Restated Loan prohibits us from declaring dividends as long as there is outstanding debt. As of June 30, 2013, we had approximately $83.1 million in unrecorded dividend liability.

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Warrants

Pursuant to the Bankruptcy Plan, we issued a warrant to purchase up to 664,122 shares of our Class B Common to TEH (the “TE Warrant”). The TE Warrant is exercisable by TEH at any time on or prior to the earlier of (i) 5:00 p.m., New York City time, on July 1, 2013, or (ii) a date on which we sell, lease, transfer or otherwise dispose of substantially all of our property, assets or business, another person or entity acquires all or substantially all of our shares of common stock or we consolidate with or merge with or into another person or entity or enter into a business combination with another person. The exercise price per share for the TE Warrant is equal to (a) $66,412,373 plus interest accrued from and after July 1, 2009 at the rate of 15% per annum, compounded annually, divided by (b) 664,122. As of June 30, 2013, the exercise price was $175.76. The TE Warrant expired on July 1, 2013, and no value was ascribed to the TE Warrant in the accompanying condensed consolidated financial statements.

9. Share-Based Compensation

We have adopted two Non-Employee Director Restricted Stock Plans (2010 and 2011) which provided for the grant of restricted stock to non-employee directors. Under these plans, we granted 12,000 restricted stock awards to three of our directors (i.e. 4,000 shares per director). These restricted stock shares are subject to the requirements of the Company’s Stockholders’ Agreement dated July 1, 2009 and have the same voting and dividend rights as all other stockholders. For each director’s stock grant, 1,000 shares vested immediately and 25% of the shares vest on their anniversary grant date for the remaining three years. For the three months ending June 30, 2013, a summary of the status and changes of the unvested restricted stock is as follows:

	Number of Unvested Restricted Shares	Weighted Average Grant Date Fair Value
Unvested, 3-31-13	4,000	$6.37
Granted	—	—
Vested	—	—
Forfeited	—	—
Unvested, 6-30-13	4,000	$6.37

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Share-based compensation expense	$3,667	$3,667	$7,334	$7,334

10. Employee Benefit Plans

Multi-employer pension plans

We contribute to multi-employer defined benefit pension plans (collectively, “the Plans”) for certain of our union employees under the terms of the applicable bargaining agreements. Risks of participating in a multi-employer plan differs from single-employer plans for the following reasons: (1) assets contributed to a multi-employer plan by one employer may be used to provide benefits to employees of other participating employers; (2) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers; and (3) if a participating employer stops participating, it may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability. The table below includes information on each of our multi-employer defined pension plans and the employer contributions made for the periods indicated:

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

				Contributions for		Contributions for
				Three Months Ended June 30,		Six Months Ended June 30,
Pension Plan Legal Name	Plan No.	Employer Identification No.	Expiration Date	2013	2012	2013	2012
Southern Nevada Culinary Workers and Bartenders Pension Plan Trust	001	88-6016617	5/31/2013	$226,992	$224,731	$449,970	$445,362
Nevada Resort Association I.A.T.S.E. Local 720 Pension Trust	001	51-0144767	5/31/2012	4,029	42,692	11,032	58,307
Western Conference of Teamsters Pension Trust	001	91-0681009	3/31/2013	109,743	97,905	201,593	208,848
Central Pension Fund of the International Union of Operating Engineers and Participating Employers	001	36-6052390	5/31/2011	68,212	64,076	131,962	120,315
Southwest Carpenters Joint Trust Fund	001	95-6042875	7/31/2014	14,099	20,298	31,040	38,995
National Electrical Benefit Fund	001	88-6023284	2/28/2014	5,088	5,352	9,456	9,206
International Painters and Allied Trades Industry Pension Fund	001	52-6073909	5/31/2013	6,733	12,128	14,546	20,058
Total Contributions				$434,896	$467,182	$849,599	$901,091

Retirement Plan

We have a 401(k) defined contribution plan that covers substantially all employees who are not covered by various collective bargaining agreements identified above. The plan allows employees, at their discretion, to make contributions of their before-tax earnings to an annual maximum amount allowed by law. We currently make no employer matching contributions.

11. Subsequent Events

Re-organization of a Property Lease

We have received notification from BBCLV, LLC and the One Group that effective July 29, 2013, they are turning over the operation of the Bagatelle beach and supper clubs to us to operate the upscale venues for private events. The venues are being renamed the Havana Room and Beach Club.

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

Current Economic Conditions. Over the past 20 years, Las Vegas has become one of the fastest growing and largest entertainment markets in the United States. Since 2008, however, the Las Vegas market has generally experienced a contraction in growth as the number of visitors and gaming revenues have fallen from prior periods. The Las Vegas market is showing signs of a modest recovery with visitor volumes reaching 37.3 million in 2010, 38.9 million in 2011 and 39.7 million in 2012; representing a 2.1% increase from 2011 to 2012 and a 6.4% from 2010 to 2012. Gaming revenues in Clark County are also recovering reaching approximately $9.4 billion in 2012 compared to $9.2 billion in 2011, an increase of approximately 1.9%. On the Las Vegas Strip, gaming revenues increased 2.3% to $6.2 billion in 2012. Volume and gaming statistics noted above are released by the Las Vegas Convention and Visitors Authority.

Competition. We face significant competition in the Las Vegas market, as well as from adjacent states. Such competition may intensify if new gaming operations open in our market or existing competitors expand their operations. During 2012, several competitors announced investments in new hotel offerings, restaurants and clubs in Las Vegas. These new offerings are slated to begin opening in 2013. Additionally, there are a number of large projects with additional hotel rooms slated to open over the next few years. We also compete for customers with other casino operators in other markets, including casinos located on Native American reservations, and other forms of gaming, such as lotteries and internet gaming. Many of our competitors are larger and have substantially greater name recognition and marketing and financial resources. We believe that increased legalized gaming in other areas, the development or expansion of Native American gaming, the expansion or additional developments in Las Vegas, and the potential legalization of internet gaming, could create additional competition for us and could adversely affect our operations.

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

Property Updates - Franchise Agreement. In late October 2012, we announced a franchise agreement with Hilton Worldwide (“Hilton”) linking our hotel to Hilton’s fastest growing full-service chain, Doubletree by Hilton. The upscale, contemporary chain offers Hilton’s loyalty program members the opportunity to earn and redeem points on the Las Vegas Strip after a nearly 14-year absence. We integrated into Hilton’s websites and toll-free reservations number in mid-January of this year. The partnership affords us the opportunity to maintain our individuality and culture, while taking advantage of the sales and marketing scale of the worldwide Hilton organization.

Property Updates – New Bungalows. In early February 2013, we unveiled 121 bungalow-styled rooms and 6 pool villas which provide our guests with a South Beach experience adjacent to our award-winning pool and gardens. These spacious pool villas feature our best in class room amenities.

Property Updates – Remodeled Theater. In late February 2013, our showroom was completely renovated into a 1,045-seat theater. Seating is wide and inviting with VIP cocktail tables and booths in the front of the theater. The theater features all new seating, lighting and sound upgrades to enhance the audience entertainment experience.

Property Updates – Expanding Meeting and Convention Facilities. In early June 2013, we announced plans to significantly expand our meeting and convention facilities to more than 100,000 square feet. Our conference center is the ideal venue due to its flexible options and ability to hosts events of nearly any size from intimate gatherings to large events for up to 3,000 guests. Phase I of the expansion includes five 650 square-foot breakout rooms with natural lighting and private restrooms. Phase II of the expansion will include the Tropicana Pavilion offering more than 55,000 square feet that can be used for large exhibits and general session with the utmost flexibility in size configuration. Phase II will be completed in 2014.

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

Results of Operation

The following table highlights our results of operations ($ in thousands):

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
	2013	2012	Change	2013	2012	Change
Net revenues	$26,905	$25,416	6%	$47,785	$48,699	(2)%
Operating expenses	31,172	30,390	3%	61,029	60,690	1%
Operating loss	(4,267)	(4,974)	(14)%	(13,244)	(11,991)	10%

Interest expense, net	(723)	(1,001)	(28)%	(1,366)	(2,003)	(32)%
Net loss	$(4,990)	$(5,975)	(16)%	$(14,610)	$(13,994)	4%

The following table highlights our various sources of revenues and expenses as compared to the prior period ($ in thousands):

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
	2013	2012	Change	2013	2012	Change
Casino revenues	$11,124	$10,266	8%	$18,694	$20,411	(8)%
Casino expenses	8,131	6,927	17%	15,299	14,347	7%
Margin	27%	33%		18%	30%

Room revenue	$11,116	$10,216	9%	$19,956	$18,840	6%
Room expense	5,150	4,585	12%	9,447	8,918	6%
Margin	54%	55%		53%	53%

Food and beverage revenues	$6,429	$6,578	(2)%	$11,958	$12,870	(7)%
Food and beverage expenses	5,037	5,549	(9)%	9,703	10,952	(11)%
Margin	22%	16%		19%	15%

Other revenues	$1,219	$1,191	2%	$2,702	$2,308	17%
Other expenses	967	1,271	(24)%	2,242	2,421	(7)%

Three months ended June 30, 2013 (“Current Quarter”) compared to the three months ended June 30, 2012 (“Prior Year Quarter”)

Net Revenue. Net revenues increased by $1.5 million or 6% for the Current Quarter as compared to the Prior Year Quarter primarily as a result of an 8% increase in casino revenues and 9% increase in room revenues.

Operating Loss. The operating loss decreased by $0.7 million or 14% for the Current Quarter as compared to the Prior Year Quarter primarily as a result of the higher net revenues noted above.

Casino. Casino revenues increased $0.9 million or 8% for the Current Quarter as compared to the Prior Year Quarter. Table game revenues accounted for $0.5 million of the increase in casino revenues as a result of higher hold percentage (16.3% vs. 15.5%) as well as 12% increase in the table game drop. Slot revenues accounted for $0.4 million of the increase in casino revenues due primarily to 9% increase in the slot handle. Casino expenses increased by $1.2 million or 17% for the Current Quarter as compared to the Prior Year Quarter due primarily to increases in payroll, complimentaries, bad debt expense, and gaming taxes. As a result of the increased casino expenses, the casino operating margin decreased 6 percentage points in the Current Quarter as compared to the Prior Year Quarter.

Room. Room revenue increased $0.9 million or 9%, for the Current Quarter as compared to the Prior Year Quarter, which was attributable to an increase in average daily rate to $85 from $79 offset by a decrease in occupancy percentage to 88.1% from 93.0% for the same previous period. The drop in the occupancy rate is due to 6.3% increase in room availability associated with the bungalow rooms being added to our hotel mix. Room expenses increased by $0.6 million or 12% for the Current Quarter as compared to the Prior Year Quarter due to increases in payroll, credit card fees, laundry services and the additional franchise fees associated with the Hilton agreement. The hotel operating margin decreased slightly to 54 percentage points in the Current Quarter as compared to 55 percentage points in the Prior Year Quarter.

Food and Beverage. Food and beverage revenues decreased $0.2 million or 2% for the Current Quarter as compared to the Prior Year Quarter. The decrease was primarily due to reduction in bar revenue which was the result of a leased bar addition as well as the lack of a show this year. The tenant revenue associated with the new bar is recognized in other revenue. Food and beverage expenses decreased $0.5 million or 9% for the Current Quarter as compared to the Prior Year Quarter primarily due to lower costs across all expense centers. As the result of the reduction in food and beverage expenses, the food and beverage operating margin improved 6 percentage points in the Current Quarter as compared to the Prior Year Quarter.

Other. Other revenues primarily include income from convention services, entertainment and leased outlets. Other revenues increased by $28,000 or 2% for the Current Quarter as compared to the Prior Year Quarter reflecting an increase in our lease revenue.

Selling, General and Administrative. Selling, general and administrative expenses decreased $0.2 million or 4% for the Current Quarter as compared to the Prior Year Quarter, respectively. The decrease in selling, general and administrative expenses is primarily the result of a one-time reversal of sales tax liability on complimentary meals to patrons and employees of $0.4 million which was offset by an increase in general liability claims and higher payroll expenses. The reversal of sales tax liability was a result of the casino industry reaching a settlement with the Nevada Tax Commission that eliminated sales tax on complimentary meals.

Maintenance and Utilities. Maintenance and utilities expense increased $0.1 million or 3 % for the Current Quarter as compared to the Prior Year Quarter primarily due to higher utilization of outside service contracts.

Depreciation and Amortization. Depreciation and amortization expense decreased $0.1 million or 2% for the Current Quarter as compared to the Prior Year Quarter primarily due to retiring certain assets.

Interest Expense. Interest expense decreased $0.3 million or 28% for the Current Quarter, as compared to the Prior Year Quarter. In November 2012, we completed a $40.0 million rights offering of our Series 4 Preferred. This additional equity allowed us to pay down a substantial portion of our outstanding revolving credit facility, thus lowering our Current Quarter interest expense.

Six months ended June 30, 2013 (“Current Period”) compared to the six months ended June 30, 2012

(“Prior Year Period”)

Net Revenue. Net revenues decreased $0.9 million or 2% for the Current Period as compared to the Prior Year Period primarily due to lower casino revenue resulting from lower hold percentage in table games during the first quarter of 2013.

Operating Loss. The operating loss increased by $1.3 million or 10% for the Current Period as compared to the Prior Year Period primarily as result of lower revenues noted above and higher operating expenses.

Casino. Casino revenues decreased $1.7 million or 8% for the Current Period as compared to the Prior Year Period. Table game revenues accounted for $2.3 million of the decrease in casino revenues as a result of lower hold percentage in the first quarter of 2013. The poker room revenue accounted for $0.2 million of the decrease in casino revenues as result of closing of the poker room in 2012. Offsetting some of the loss were slot revenues, which accounted for $0.9 million increase in casino revenues due to an 9% increase in the handle. Casino expenses increased $1.0 million for the Current Period, as compared to the Prior Year Period. The majority of the increase was associated with higher payroll and bad debt expenses. As a result of the lower revenues and higher casino expenses, the casino operating margin decreased 12 percentage points in the Current Period as compared to the Prior Year Period.

Room. Room revenue increased $1.1 million or 6% for the Current Period as compared to the Prior Year Period, which was attributable to an increase in average daily rate to $85 from $79 offset by a decrease in occupancy percentage to 81.5% from 85.9% for the same period. The drop in the occupancy rate is due to 4.2% increase in room availability associated with the bungalow rooms being added to our hotel mix as well as the reduced occupancy during the transition with Hilton. Room expense increased $0.5 million for the Current Period as compared to the Prior Year Period, due to increases in credit card fees, laundry services and the additional franchise fees associated with the Hilton agreement. The hotel operating margin remained flat at 53 percentage points in the Current Period as compared to the Prior Year Period.

Food and Beverage. Food and beverage revenues decreased $0.9 million or 7% for the Current Period as compared to the Prior Year Period. The decrease was primarily due to the closing of nightclub and beach club in March 2012 which was subsequently leased and re-opened in late 2012. Food and beverage expenses decreased $1.2 million for the Current Period as compared to the Prior Year Period primarily due to the aforementioned closing of the nightclub and beach club. As a result of the closing of the nightclub and beach club, the food and beverage operating margin increased 4 percentage points in the Current Period as compared to the Prior Year Period.

Other. Other revenues primarily include income from convention services, entertainment, and leased outlets. Other revenues increased by $0.4 million or 17% for the Current Period as compared to the Prior Year Period, primarily as a result of increase in lease income.

Selling, General and Administrative. Selling, general and administrative expenses remained flat for the Current Period as compared to the Prior Year Period. This was the result of a one-time reversal of sales tax liability on complimentary meals to patrons and employees of $0.4 million which was offset by an increase in general liability claims, higher payroll expenses and a one-time legal settlement. The reversal of sales tax liability was a result of the casino industry reaching a settlement with the Nevada Tax Commission that eliminated sales tax on complimentary meals.

Maintenance and Utilities. Maintenance and utilities expense increased $0.2 million or 4% for the Current Period as compared to the Prior Year Period due to higher utilization of outside services.

Depreciation and Amortization. Depreciation and amortization expense decreased $0.2 million or 2% for the Current Period as compared to the Prior Year Period primarily due to retiring certain assets.

Loss on Assets Disposals. We wrote off $0.3 million for the Current Period due to the retiring of certain assets.

Interest Expense. Interest expense decreased $0.6 million or 32% for the Current Period, as compared to the Prior Year Period. In November 2012, we completed a $40.0 million rights offering of our Series 4 Preferred. This additional equity allowed us to pay down a substantial portion of our outstanding revolving credit facility, thus lowering our Current Period interest expense.

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

The Amended and Restated Loan contains customary affirmative, negative and financial covenants. The covenants, among other things, restrict, subject to certain exceptions, our ability to: incur additional indebtedness; create liens on property or assets; make certain investments; engage in mergers or consolidations; sell assets; pay dividends or make distributions; engage in certain transactions with affiliates; enter into sale-leaseback transactions; and pay management fees. In addition, the Amended and Restated Loan requires us to: maintain a $2.0 million cash balance; deposit $5.0 million into an interest reserve account; meet certain EBITDA minimums on a quarterly basis for the periods from March 31, 2015 through March 31, 2018 with a standard cure provision if the EBITDA minimums are not met; and limits the annual aggregate capital expenditures to $18.0 million in 2013 and 2014. As of June 30, 2013, we are in compliance with all of our covenants.

Substantially all of the assets of Tropicana Las Vegas are pledged as collateral under the Amended and Restated Loan and priority of liens and security interest were granted to our lenders. The lenders have agreed to release its security interest in a one acre (approximately) parcel for future development. Pursuant to the terms of the Amended and Restated Loan, we are required to establish an interest reserve account for payments of quarterly interest. As of June 30, 2013, the interest reserve account had a balance of $4.9 million.

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

Cash Flows from Operating Activities

During the Current Period, cash flows used in operating activities were $0.4 million as compared to $0.3 million for the Prior Year Period, reflecting a slight decrease in net revenues.

Cash Flows Used in Investing Activities

Cash used for capital expenditures were approximately $11.2 million for the Current Period. The increase in cash used for capital expenditures is the result of the completion of our bungalow-styled room renovations, theater remodel and bathroom renovations. During the Prior Year Period, cash used for capital expenditures was approximately $3.5 million.

Cash Flows Provided by Financing Activities

During the Current Period, we borrowed $24.7 million to complete capital expenditures and to pay down our Revolver C loan of $10 million. Revolver C carries a higher interest rate than Revolver A, thus allowing us to lower our overall financing cost. In addition, we paid $0.3 million in principal payments under capital leases. For the Prior Year Period, we made capital lease payments of $0.1 million. As of June 30, 2013, we had remaining borrowing base of $10.5 million under the Amended and Restated Loan.

Off-Balance Sheet Arrangements

We have no special purpose entities, financing partnerships, guarantees or off-balance sheet arrangements other than $0.2 million of outstanding letter of credits discussed in Note 7 “Commitments and Contingencies” to the condensed consolidated financial statements.

Contractual Obligations

With the exception of payments made in relationship to our capital leases, there were no material changes during the three months ended June 30, 2013 to our contractual obligations as disclosed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2012.

Critical Accounting Policies

A description of our critical accounting policies can be found in the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2012. For a further discussion of our accounting policies, see Note 2 to the condensed consolidated financial statements in this Form 10-Q. There were no material changes to our critical accounting policies during the three months ended June 30, 2013.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our use of debt exposes us to interest rate risk. As of June 30, 2013, all of our long-term debt and capital leases had fixed interest rates which eliminated our exposure to fluctuation of interest rates. However, as our fixed rate debt matures, and if additional debt is acquired to fund the debt payment, future earnings and cash flows may be affected by changes in interest rates. The following table set forth our long-term debt obligations and the related interest rates as of June 30, 2013 ($ in thousands):

Type	Expected Maturity	Interest Rate	Principal Outstanding
Obligations under capital leases	Mar 2013 –Jul 2015	0.0% to 6.9%	$1,278
Revolver A, $50.0 million limit	April 2018	Fixed at 4.0%	49,765
Revolver B, $5.0 million limit	April 2018	Fixed at 5.0%	4,500
Revolver C, $10.0 million limit	April 2018	Fixed at 6.0%	—-
Total debt			$55,543

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

None.

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

10.2	Employment Agreement dated July 1, 2009 by and between Tropicana Las Vegas, Inc. and Alex Yemenidjian. (Incorporated herein by reference to the Company’s Form 10-12G dated February 16, 2010)

10.3	Employment Agreement dated October 1, 2010 by and between Tropicana Las Vegas, Inc. and Marie Ramsey. (Incorporated herein by reference to the Company’s Form 8-K dated December 2, 2010)

Exhibit Number	Exhibit Description

10.4	Employment Agreement dated October1, 2010 by and between Tropicana Las Vegas,Inc. and Joanne M. Beckett. (Incorporated herein by reference to the Company’s Form8-K dated December8, 2010)

10.5	Offer Letter dated December4, 2009 by and between Tropicana Las Vegas,Inc. and Thomas McCartney. (Incorporated herein by reference to the Company’s Form10-12G dated February16, 2010)

10.6

Loan Agreement, dated March17, 2010, among Tropicana Las Vegas,Inc., as the Borrower, Various Financial Institutions, as the Lenders, The Foothill Group,Inc., as Lead Arranger and Administrative Agent, and Wells Fargo Bank, N.A., as the Issuer. (Incorporated herein by reference to the Company’s Form10-12G/A dated April13, 2010)

10.7

Management Agreement, dated April14, 2010, among Nikki Beach Las VegasLLC, Tropicana Las Vegas,Inc. and Penrod Management Group,Inc. (Incorporated herein by reference to the Company’s Form10-12G/A dated May28, 2010)

10.8	Management Agreement, dated May17, 2010, by and between Tropicana Las Vegas,Inc. and Trilliant Management,L.P. (Incorporated herein by reference to the Company’s Form8-K dated May21, 2010)

10.9

2010 Non-Employee Director Restricted Stock Plan (effective September16, 2010), Form of Restricted Stock Grant Notice and Form of Restricted Stock Agreement. (Incorporated herein by reference to the Company’s Form8-K dated September17, 2010)

10.10

First Amendment to Loan Agreement dated April21, 2011, amending the Loan Agreement dated as of March17, 2010 between the Tropicana Las Vegas,Inc., as the Borrower, and Wells Fargo, National Association, as the Administrative Agent for the Lenders (Included as Exhibit10 to Form8-K filed on April28, 2011 and incorporated herein by reference).

10.11

Second Amendment to Loan Agreement dated August26, 2011 and Limited Duration Waiver, amending the Loan Agreement dated as of March17, 2010 between the Tropicana Las Vegas,Inc., as the Borrower, and Wells Fargo, National Association, as the Administrative Agent for the Lenders (Included as Exhibit10 to Form8-K filed on August29, 2011 and incorporated herein by reference).

10.12

2011 Non-Employee Director Restricted Stock Plan (effective September15, 2011), Form of Restricted Stock Grant Notice and Form of Restricted Stock Agreement (Included as Exhibit10 to Form8-K filed on September16, 2011 and incorporated herein by reference).

10.13

Consulting Services Agreement, dated September29, 2011, between Tropicana Las Vegas,Inc. and Mr.Michael A. Ribero (Included as Exhibit10 to Form8-K filed on October3, 2011 and incorporated herein by reference).

10.14

Second Limited Duration Waiver dated November2, 2011 amending the Loan Agreement dated as of March17, 2010 between the Tropicana Las Vegas,Inc., as the Borrower, and Wells Fargo, National Association, as the Administrative Agent for the Lenders (Included as Exhibit10 to Form8-K filed on November4, 2011 and incorporated herein by reference).

10.15

First Amendment to the Trademark Security Agreement (the “First Amendment”) dated November9, 2011, amending the Trademark Security Agreement (dated as of May14, 2010) that was executed in connection with the Loan Agreement dated as of March17, 2010 (the “Loan Agreement”) between the Company, as borrower, and Wells Fargo Bank, National Association, as the administrative agent for the lenders (Included as Exhibit10 to Form8-K filed on November11, 2011 and incorporated herein by reference).

10.16	Departure of Thomas McCartney dated October10, 2011 and effective October31, 2011 (Incorporated herein by reference to the Company’s Form8-K filed on October13, 2011).

10.17

Termination of the Management Agreement between Tropicana Las Vegas,Inc., Nikki Beach Las Vegas,LLC and Penrod Management Group,Inc. dated September23, 2011 (Incorporated herein by reference to the Company’s Form8-K filed on September27, 2011).

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

10.21	Employment Agreement dated July 8, 2013 by and between Tropicana Las Vegas, Inc. and Jason A. Goudie. (Incorporated herein by reference to the Company’s Form 8-K dated July 8, 2013).

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed herewith.

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

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

Date: August 5, 2013	By:	/s/ Alex Yemenidjian
Alex Yemenidjian
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 5, 2013	By:	/s/ Jason Goudie
Jason Goudie
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)