Form 10-Q
period 2013-09-30
Tropicana Las Vegas Hotel & Casino, Inc.
filed 2013-11-08
CIK 1479046

b

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

As of October 31, 2013, there were 4,666,151 shares outstanding of the registrant’s Class A Common Stock, $0.01 par value and no shares outstanding of the registrant’s Class B Common Stock, $0.01 par value. The issued and outstanding equity securities of the registrant are not publicly traded.

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

FORM 10-Q

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	1

Condensed Consolidated Balance Sheets as of September 30, 2013 (Unaudited) and December 31, 2012 (Audited)	1
Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the three and nine months ended September 30, 2013 and 2012	2
Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012	3
Notes to Unaudited Condensed Consolidated Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	22

Item 4. Controls and Procedures	23

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	23

Item 1A. Risk Factors	23

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3. Defaults Upon Senior Securities	23

Item 4. Mine Safety Disclosures	23

Item 5. Other Information	23

Item 6. Exhibits	24

Signatures	27

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	September 30, 2013 (Unaudited)	December 31, 2012

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,780	$8,355
Restricted cash	7,838	7,837
Receivables, net	3,859	3,681
Inventories	693	876
Prepaid expenses and other current assets	2,362	2,150
Total current assets	22,532	22,899
Long-term restricted cash	1,486	3,080
Property and equipment, net	334,673	334,618
Other assets, net	4,371	4,867
TOTAL ASSETS	$363,062	$365,464

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$807	$352
Accounts payable	10,542	10,699
Construction payable	—	1,309
Accrued payroll and related	4,448	4,543
Accrued gaming and related	1,453	1,926
Other accrued expenses and current liabilities	3,524	2,842
Total current liabilities	20,774	21,671
Long-term debt, less current portion	56,549	40,265
Accrued management fees	6,677	5,224
Other long-term liabilities	717	757
Total liabilities	84,717	67,917

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS’ EQUITY:
Class A convertible participating preferred stock, $0.01 par value, 750,000 shares authorized, issued and outstanding	8	8
Class A series 2 convertible participating preferred stock, $0.01 par value, 545,702 shares authorized, 545,585 shares issued and outstanding	5	5
Class A series 3 convertible participating preferred stock, $0.01 par value, 350,000 shares authorized, issued and outstanding	3	3
Class A series 4 convertible participating preferred stock, $0.01 par value, 416,500 shares authorized, 416,500 and 403,500 issued and outstanding, respectively	4	4
Class A common stock, $0.01 par value, 16,500,000 shares authorized, 4,666,151 and 4,662,151 shares issued and outstanding, respectively	47	47
Class B common stock, $0.01 par value, 16,500,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	436,198	434,886
Accumulated deficit	(157,920)	(137,406)
Total stockholders’ equity	278,345	297,547
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$363,062	$365,464

The accompanying notes are an integral part of these condensed consolidated financial statements.

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE (LOSS) INCOME

(amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

REVENUES:
Casino	$9,924	$9,761	$28,618	$30,173
Room	10,622	8,927	30,578	27,767
Food and beverage	5,847	5,595	17,805	18,466
Other	1,077	960	3,779	3,267
Gross revenues	27,470	25,243	80,780	79,673
Less promotional allowances	(2,743)	(2,840)	(8,268)	(8,570)
Net revenues	24,727	22,403	72,512	71,103

OPERATING EXPENSES:
Casino	6,420	7,685	21,719	22,031
Room	5,044	4,423	14,491	13,340
Food and beverage	4,784	5,151	14,487	16,103
Other	1,000	880	3,242	3,301
Selling, general and administrative	4,929	4,651	13,946	13,685
Maintenance and utilities	3,262	3,538	9,145	9,206
Depreciation and amortization	4,432	4,645	13,548	13,993
Loss on asset disposals, net	23	86	345	91
Total operating expenses	29,894	31,059	90,923	91,750

OPERATING LOSS	(5,167)	(8,656)	(18,411)	(20,647)

OTHER (EXPENSES) INCOME:
Interest income	30	2	32	5
Interest expense	(767)	(1,069)	(2,135)	(3,075)
Total other (expenses) income	(737)	(1,067)	(2,103)	(3,070)

NET LOSS	(5,904)	(9,723)	(20,514)	(23,717)

Other comprehensive income (loss)	—	—	—	—

COMPREHENSIVE LOSS	$(5,904)	$(9,723)	$(20,514)	$(23,717)

NET LOSS PER COMMON SHARE
Basic and diluted	$(1.27)	$(2.12)	$(4.40)	$(5.18)

Weighted average common shares outstanding:
Basic	4,665	4,581	4,663	4,580
Diluted	n/a	n/a	n/a	n/a

The accompanying notes are an integral part of these condensed consolidated financial statements.

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Nine Months Ended September 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,514)	$(23,717)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,548	13,993
Share-based compensation	12	11
Amortization of debt issuance costs	504	1,038
Loss on disposition of assets	345	91
Changes in operating assets and liabilities:
Receivables, net	(178)	(1,755)
Inventories, prepaid expenses and other assets	(29)	354
Long-term restricted cash	1,593	1,986
Other assets	68	154
Accounts payable, accrued expenses and other current liabilities	2,670	3,714
Net cash used in operating activities	(1,981)	(4,131)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(12,742)	(4,933)
Change in construction payable	(1,309)	(71)
Proceeds from sale of property and equipment	1	8
Net cash used in investing activities	(14,050)	(4,996)

CASH FLOWS FROM FINANCING ACTIVITES:
Borrowings under loan agreement	26,164	5,000
Payments under loan agreement	(10,000)	—
Principal payments on capital leases	(619)	(227)
Debt issuance costs	(89)	(68)
Net cash provided by financing activities	15,456	4,705

Net decrease in cash and cash equivalents	(575)	(4,422)
Cash and cash equivalents, beginning of period	8,355	12,166
Cash and cash equivalents, end of period	$7,780	$7,744

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$1,633	$1,990
Property and equipment financed by debt	1,194	85
Preferred stock issued for payment of debt issuance costs	1,300	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Nature of Business

Tropicana Las Vegas Hotel and Casino, Inc., is a Delaware corporation formed in June 2009 for the primary purpose of owning and operating Tropicana Las Vegas Intermediate Holdings, Inc., and its wholly owned subsidiary Tropicana Las Vegas, Inc. (collectively, “Tropicana Las Vegas”). Tropicana Las Vegas offers casino gaming, hotel accommodations, dining, entertainment, retail shopping and other resort amenities. Tropicana Las Vegas is conveniently located on 35 acres at the corner of Tropicana Avenue and Las Vegas Boulevard on the Las Vegas Strip. Our property currently offers 1,467 remodeled hotel rooms and suites, a 50,000 square foot casino floor, three restaurants, three casual dining venues, two entertainment venues, beach club and special event venue, and more than 60,000 square feet of flexible convention and meeting space. We also offer a state of the art spa and fitness facility, race and sports book, and retail space, all leased to various third parties.

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

Fair value is defined in the authoritative guidance as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance also establishes a framework for measuring fair value and expands disclosures about fair value measurements. The fair value framework requires the categorization of assets and liabilities into three levels based upon assumptions (inputs) used to price the assets and liabilities. Level 1 provides the most reliable measure of fair value, whereas, Level 3 generally requires significant management judgment. The three levels are defined as follows: Level 1: quoted market prices in active markets for identical assets or liabilities; Level 2: observable market-based inputs or unobservable inputs that are corroborated by market data and Level 3: unobservable inputs that are not corroborated by market data. As of September 30, 2013, the Company had no assets or liabilities measured at fair value on a recurring basis.

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

No other new accounting pronouncements issued or effective during 2013 have had or are expected to have a material impact on the Company’s financial position or results of operations. A variety of proposed or otherwise potential accounting standards are currently under consideration by standard-setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed standards, we have not yet determined the effect, if any, that the implementation of such proposed standards would have on our financial statements.

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. Property and Equipment, net

Property and equipment, net consists of the following ($ in thousands):

	September 30, 2013 (Unaudited)	December 31, 2012

Land and improvements	$205,293	$205,293
Building and improvements	122,579	114,126
Furniture, fixtures and equipment	59,521	53,263
Construction in progress	6,480	7,970
	393,873	380,652
Less: accumulated depreciation and amortization	(59,200)	(46,034)
Property and equipment, net	$334,673	$334,618

Interest associated with major construction projects is capitalized as part of the cost of the constructed assets. When no specific debt is incurred for a project, interest is capitalized on cash expenditures for the project using our weighted average cost of borrowings. Capitalization of interest ceases when the project is substantially complete or development activity is suspended for more than a brief period. There was no capitalization of interest for the three and nine months ended September 30, 2013 and 2012, respectively.

5. Debt

Long-term debt consists of the following ($ in thousands):

	September 30, 2013 (Unaudited)	December 31, 2012

Revolver A, $50 million limit	$49,765	$29,601
Revolver B, $5 million limit	5,000	—
Revolver C, $10 million limit	1,000	10,000
Other long-term debt	1,591	1,016
	57,356	40,617
Less current portion	(807)	(352)
Total long-term debt, net	$56,549	$40,265

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

The Amended and Restated Loan contains customary affirmative, negative and financial covenants. The covenants, among other things, restrict, subject to certain exceptions, our ability to: incur additional indebtedness; create liens on property or assets; make certain investments; engage in mergers or consolidations; sell assets; pay dividends or make distributions; engage in certain transactions with affiliates; enter into sale-leaseback transactions; and pay management fees. In addition, the Amended and Restated Loan requires us to: maintain a $2.0 million cash balance; deposit $5.0 million into an interest reserve account (deposited December 2012); meet certain EBITDA minimums on a quarterly basis for the periods from March 31, 2015 through March 31, 2018 with a standard cure provision if the EBITDA minimums are not met; and limits the annual aggregate capital expenditures to $18.0 million in 2013 and 2014. As of September 30, 2013, we are in compliance with all of our covenants.

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Substantially all of the assets of Tropicana Las Vegas are pledged as collateral under the Amended and Restated Loan and priority of liens and security interest were granted to our lenders. The lenders have agreed to release its security interest in a one acre (approximately) parcel for future development. Pursuant to the terms of the Amended and Restated Loan, we are required to maintain an interest reserve account for payments of quarterly interest. As of September 30, 2013 and December 31, 2012, the interest reserve account had a balance of $4.3 million and $5.9 million, respectively. The following table provides interest incurred on the Amended and Restated Loan for the periods indicated ($ in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest incurred	$581	$702	$1,596	$1,990

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Amortization of debt issuance cost	$175	$352	$504	$1,038

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other Long-Term Debt

We lease certain equipment under capital leases. These agreements are capitalized at the present value of the future minimum lease payments at inception and are included in property and equipment. Under the terms, certain lease agreements are non-interest bearing. As a result, no imputed interest was recorded as it was not material to the financial statements. We have the following capital leases:

			Principal Payments Three Months Ended September 30,		Principal Payments Nine Months Ended September 30,
Lease Property	Monthly Payment	Residual Lease Payment	2013	2012	2013	2012

Digital Marquee Signs $1.2 million, interest at 6.9%, maturing July 2015	$21,243	$115,742	$53,797	$50,309	$158,654	$148,194

Cash Kiosk Stations $0.3 million, maturing March 2015	2,487	142,000	8,013	7,765	22,384	23,450

Slot Leases $0.1 million, matured Sept 2013	10,293	—	30,880	—	92,638	—

Slot Leases $0.6 million, maturing Dec 2014	22,646	60,000	68,496	—	207,722	—

Slot Leases $0.3 million, maturing June 2015	21,278	—	63,833	—	63,833	—

Slot Leases $0.5 million, maturing Dec 2013	13,194	—	52,774	—	52,774	—

Slot Leases $0.1 million, matured March 2013	7,123	—	—	42,741	21,370	42,741

Digital Signage $0.1 million matured May 2012	2,123	—	—	—	—	12,737

Total Payments		$317,742	$277,793	$100,815	$619,375	$227,122

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

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Management Agreement provides for Trilliant to assist us in the management and operation of Tropicana Las Vegas beginning December 1, 2010 and terminating on November 30, 2020. For each fiscal year or portion thereof during the term of the Management Agreement, we will pay Trilliant a fee equal to the sum of 2% of all revenue from the operation of Tropicana Las Vegas (the “Revenue Fee”) and 5% of EBITDA after reduction of the Revenue Fee (each as defined). The following table provides Trilliant management fees recorded for the periods indicated and is included in selling, general and administrative expenses on the accompanying condensed consolidated statements of operations and comprehensive (loss) income ($ in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Management fee expense	$487	$448	$1,450	$1,422

For both Armenco and Trilliant, the Amended and Restated Loan restricts our payments of management fees until the earlier of a) the date on which the outstanding principal has been repaid in full or b) the date on which EBITDA for the prior 12 month period is equal to or greater than $20.0 million, and upon the condition that no default or event of default is continuing under the Amended and Restated Loan. However, the Amended and Restated Loan does permit the Company to pay a portion of the management fees for reimbursement of tax liabilities actually incurred and paid. In July 2013, we were refunded $67,963 for previously paid management fees associated with the income tax liability reimbursement covering years 2009 through 2011 and we paid Trilliant $64,892 for management fees associated with income tax reimbursement of 2012. As of September 30, 2013 and December 31, 2012, we have $6.7 million and $5.2 million, respectively, recorded as accrued management fees due Armenco and Trilliant. We have not accrued interest on these management fees since these fees are subject to restrictions under the Amended and Restated Loan.

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

Self-Insurance Reserves

We are self-insured up to certain stop-loss amounts for employee health coverage for non-union employees as well as workers compensation and general liability cost. Insurance claims and reserves include accruals of estimated settlements for known claims as provided by a third party. In estimating these accruals, we consider historical loss experience and make judgments about the expected levels of costs per claim. We believe our estimates of future liability are reasonable based upon our methodology; however, changes in health care costs, accident frequency and severity and other factors could materially affect the estimate for these liabilities. We continually monitor changes in claim type and incident and evaluate the insurance accrual making necessary adjustments based on the evaluation of these qualitative data points. As of September 30, 2013 and December 31, 2012, the estimated liabilities for unpaid and incurred but not reported claims totaled $0.9 million and $0.9 million, respectively.

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Customer Loyalty Program

We provide a customer loyalty program (the “Program”) at our casino, which allows customers to redeem points earned from their gaming activity for slot play, food, beverage, rooms or merchandise. Under the Program, customers are able to accumulate points which may be redeemed in the future, subject to certain limitations and the terms of the Program. We record a liability for the estimated cost of the outstanding points under the Program that we believe will ultimately be redeemed which is calculated based on the total number of points earned, converted to a redemption value based on the average number of points needed to convert to rewards. We estimate the cost and accrue for this expense as the points are earned from gaming play, which is recorded as casino expense. In July 2013, we revised the Program to increase the amount of points earned through play as well as decrease the value of points redeemed. The offset for this $0.3 million liability adjustment is recorded in casino revenue.

We also have a new member promotion, Even the Odds Program (“Even the Odds”), which allows first-time customers to be reimbursed for their losses up to $200. Under the current promotion rules, a customer’s actual rated slot loss up to $200 is reimbursed in free slot play with 50% reimbursement on the first day of sign up and the remaining 50% is reimbursed thirty days after their loss up to one year from initial play. We record a liability for the estimated cost of the reimbursements under Even the Odds based on our estimate of redemption. As of September 30, 2013 and December 31, 2012, the estimated accrual for the costs of the Program and Even the Odds redemption totaled $0.3 million and $0.6 million, respectively.

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

On October 17, 2012, a Clark County District Court issued a ruling that complimentary meals provided to customers were subject to sales tax, while meals provided to employees were not subject to sales tax. The ruling was immediately appealed to the Nevada Supreme Court. On May 29, 2013, the Nevada Tax Commission signed a $233 million settlement with all the state’s casinos to free the casinos from paying sales taxes on the complimentary meals provided to patrons and employees in exchange for the casinos dropping their lawsuits seeking refunds on back taxes previously paid. The settlement provides that no sales tax is due for these complimentary meals for any past years and for a six year period starting February 2, 2013. In addition, we received a $94,996 credit of tax ($64,825) and interest ($29,171) covering the period of March 2003 through March 2008 from the state. Credits are to be applied against future sales and use tax returns filed after September 1, 2013.

Execution of a Theater Lease

On September 24, 2013, the Company entered into a theater agreement with MAMMA MIA LAS VEGAS LIMITED PARTNERSHIP, who will produce, stage and direct the musical play entitled “MAMMA MIA” in our theater. It is anticipated that the play’s opening will be May 15, 2014 with seven shows per week for a four year period plus a mutual extension option. The Company has agreed to increase the theater’s seating capacity to 1,199 seats and to provide certain on-property advertising for the show. The Company will receive reimbursement of costs associated with maintaining and operating the theater as well as a per ticket service fee. In addition, after recoupment of the producer’s cost of production, the Company will receive rent derived from a percentage of revenues.

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Termination of a Property Lease

Effective July 29, 2013, the BBCLV, LLC and The One Group relinquished the operation of the nightclub and beach club to us. We are currently in the process of negotiating a settlement agreement which would terminate the 10 year lease. We have begun operating the upscale venues for private events and renamed the venues, Havana Room and Beach Club.

General Litigation

We are occasionally party to routine lawsuits arising from the normal operations of a hotel and casino. As with all ligation, no assurance can be provided as to the outcome of such matters. Other than the items discussed below under “Bankruptcy Litigation”, there are no other pending legal proceedings to which we are party to and that are material in relation to our condensed consolidated financial statements.

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

Pursuant to the Bankruptcy Plan, among other things, we assumed certain obligations and liabilities of the Predecessor. The following represents the current status of such obligations as well as remaining litigation matters. We assumed to pay $0.4 million in satisfaction of the Predecessor’s unsecured claims. To date, we have paid $0.2 million in unsecured claims and have a remaining $0.2 million in unsecured claims recorded as a liability in accounts payable. With regard to allowed priority and cure claims and non-professional fee administrative expenses, we have paid approximately $2.9 million with the exception of certain disputed administrative/priority claims (“Disputed Claims”) in the aggregate asserted amount of approximately $1.5 million with the significant Disputed Claims discussed below. We do not anticipate any material additions to such claims or expenses and given our position we have not recognized any additional liability.

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

Environmental Matters

Portions of Tropicana Las Vegas are known to contain asbestos as well as other environmental conditions, which may include the presence of mold. The environmental conditions may require remediation in isolated areas. The extent of such potential conditions cannot be determined definitively, and may result in additional expense in the event that additional or currently unknown conditions are detected.

8. Stockholders’ Equity and Net Loss Per Share

Changes Stockholders’ Equity`

Changes in stockholders’ equity for the nine months ended September 30, 2013 were as follows ($ in thousands):

Balance, December 31, 2012	$297,547
Share-based compensation	12
Issuance of preferred stock in payment of debt issuance costs	1,300
Net loss	(20,514)
Accumulated other comprehensive income (loss)	—
Balance, September 30, 2013	$278,345

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Net Loss per Share

Basic net loss per share includes no dilution and is calculated by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding during each period. Diluted net loss per share reflects the potential dilution of securities that could share in the earnings or losses of the entity. Due to the net loss in all periods presented, the calculation of diluted per share amounts would create an anti-dilutive result and therefore is not presented. As a result, basic EPS is equal to diluted EPS for the three and nine months ended September 30, 2013 and 2012. The following table shows the number of shares which were excluded from the computation of diluted loss per share for the periods indicated, as they were anti-dilutive (shares in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Convertible preferred shares	16,016	10,086	16,016	10,086

Common Stock

We are authorized to issue up to 16,500,000 shares of our Class A Common Stock (“Class A Common”), $0.01 par value per share. As of September 30, 2013 and December 31, 2012, 4,666,151 and 4,662,151 shares of the Class A Common were outstanding, respectively. We are authorized to issue up to 16,500,000 shares of our Class B Common Stock (Class B Common”) and no shares were issued as of September 30, 2013 and December 31, 2012. Except as otherwise provided by our articles of incorporation or Nevada law, each holder of the Class A Common is entitled to one vote, in person or by proxy, for each share standing in such holder’s name on our stock transfer records. To the fullest extent permitted by law, holders of Class B Common will not be entitled to vote on any matter submitted to a vote of our stockholders. Each share of Class A Common is convertible into a share of Class B Common, in each case as adjusted for any stock dividends, splits, combinations, recapitalizations, reclassifications and similar events. Each share of Class B Common is convertible into a share of Class A Common, in each case as adjusted for any stock dividends, splits, combinations, recapitalizations, reclassifications and similar events, provided that such conversion is in compliance with, and such holder has, all necessary approvals and licenses under all applicable gaming laws.

Preferred Stock

We are authorized to issue up to 750,000 shares of our Class A Convertible Participating Preferred Stock (“Series 1 Preferred”), 545,702 shares of our Class A Series 2 Convertible Participating Preferred Stock (“Series 2 Preferred”), 350,000 shares of our Class A Series 3 Convertible Participating Preferred Stock (“Series 3 Preferred”), $0.01 par value per share, 416,500 shares of our Class A Series 4 Convertible Participating Preferred Stock (“Series 4 Preferred”), $0.01 par value per share (all series of preferred stock collectively known as “Preferred Stock”), of which 750,000 shares, 545,585 shares, 350,000 and 416,500 shares of Series 1 Preferred, Series 2 Preferred, Series 3 Preferred and Series 4 Preferred, respectively, were outstanding at September  30, 2013.

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

There have been no cash dividends declared on our preferred stock since we issued each preferred stock series. We do not intend to pay cash dividends on our preferred stock for the foreseeable future. Our Amended and Restated Loan prohibits us from declaring dividends as long as there is outstanding debt. As of September 30, 2013, we had approximately $93.5 million in unrecorded dividend liability.

9. Share-Based Compensation

In August 2013, our board of directors approved and we adopted, the 2013 Non-Employee Director Restricted Stock Plan (“the 2013 Plan”) which provided for the grant of restricted common stock to a new non-employee director. We granted 4,000 restricted stock awards under the 2013 Plan, of which 1,000 common shares vested on July 1, 2013 and the remaining shares will vest equally over three years on the anniversary grant date. The 2013 Plan and stock grants are consistent with our previous two Non-Employee Director Restricted Stock Plans of 2010 and 2011.

A summary of the status and changes of the unvested restricted stock is as follows for the three months ending September 30, 2013:

	Number of Unvested Restricted Shares	Weighted Average Grant Date Fair Value
Unvested, 6-30-13	4,000	$4.89
Granted	4,000	3.00
Vested	(4,000))	4.89
Forfeited	—	—
Unvested, 9-30-13	4,000	$3.47

We account for share-based awards exchanged for services in accordance with the authoritative accounting guidance for share-based payments. Under the guidance, share-based compensation expense is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense, net of estimated forfeitures, on a straight-line basis over the requisite service period of the award. The following table provides the share-based compensation expense recorded for the periods indicated and is included in selling, general and administrative expenses on the accompanying condensed consolidated statements of operations and comprehensive (loss) income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Share-based compensation expense	$4,722	$3,667	$12,056	$11,001

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

				Contributions for Three Months Ended September 30,		Contributions for Nine Months Ended September 30,
Pension Plan Legal Name	Plan No.	Employer Identification No.	Expiration Date	2013	2012	2013	2012
Southern Nevada Culinary Workers and Bartenders Pension Plan Trust	001	88-6016617	5/31/2013	$290,024	$259,140	$739,994	$704,502
Nevada Resort Association I.A.T.S.E. Local 720 Pension Trust	001	51-0144767	5/31/2012	5,730	20,624	16,763	78,931
Western Conference of Teamsters Pension Trust	001	91-0681009	3/31/2013	104,127	112,549	305,720	321,397
Central Pension Fund of the International Union of Operating Engineers and Participating Employers	001	36-6052390	5/31/2011	75,498	67,226	207,460	187,541
Southwest Carpenters Joint Trust Fund	001	95-6042875	7/31/2014	14,564	20,777	45,604	59,772
National Electrical Benefit Fund	001	88-6023284	2/28/2014	4,923	5,224	14,379	14,430
International Painters and Allied Trades Industry Pension Fund	001	52-6073909	5/31/2013	6,841	11,697	21,387	31,755
Total Contributions				$501,707	$497,237	$1,351,307	$1,398,328

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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with management’s discussion and analysis contained in our 2012 Annual Report on Form 10-K and subsequent reports on Form 10-Q and Form 8-K, as well as the condensed consolidated financial statements and the notes hereto included in this Quarterly Report on Form 10-Q. This discussion contains certain “forward-looking statements,” including information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements speak only as of the date the statements are made. You should not put undue reliance on any forward-looking statements. Our actual results may differ materially from those discussed in these forward-looking statements because of the risks and uncertainties inherent in future events.

Overview and Recent Events

Our primary business is the ownership and operation of Tropicana Las Vegas which offers casino gaming, hotel accommodations, dining, entertainment, retail shopping and other resort amenities. Tropicana Las Vegas is conveniently located on 35 acres at the corner of Tropicana Avenue and Las Vegas Boulevard on the Las Vegas Strip. Our property currently offers 1,467 remodeled hotel rooms and suites, a 50,000 square foot casino floor, three restaurants, three casual dining venues, several lounges, two entertainment venues, beach club, special events venue, more than 60,000 square feet of flexible convention and meeting space and third party leases related to our state of the art spa and fitness facility, race and sports book, and retail space.

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

Current Economic Conditions. Over the past 20 years, Las Vegas has become one of the fastest growing and largest entertainment markets in the United States. Since 2008, however, the Las Vegas market has generally experienced a contraction in growth as gaming and other revenues have fallen from prior periods. The Las Vegas market is showing signs of a modest recovery with visitor volumes reaching 37.3 million in 2010, 38.9 million in 2011 and 39.7 million in 2012; representing a 2.1% increase from 2011 to 2012 and a 6.4% increase from 2010 to 2012. Gaming revenues in Clark County are also recovering modestly reaching approximately $9.4 billion in 2012 compared to $9.2 billion in 2011, an increase of approximately 1.9%. On the Las Vegas Strip, gaming revenues increased 2.3% to $6.2 billion in 2012. Volume and gaming statistics noted above are released by the Las Vegas Convention and Visitors Authority.

Competition. We face significant competition in the Las Vegas market, as well as from other states. Such competition may intensify if new gaming operations open or existing competitors expand their operations. During 2012, several competitors announced investments in new hotel offerings, restaurants and clubs in Las Vegas. These new offerings are slated to begin opening in 2013. Additionally, there are a number of large projects with additional hotel rooms slated to open over the next few years. We also compete for customers with other casino operators in other markets, including casinos located on Native American reservations, and other forms of gaming, such as lotteries and internet gaming. Many of our competitors are larger and have substantially greater name recognition and marketing and financial resources. We believe that increased legalized gaming in other areas, the development or expansion of Native American gaming, the expansion or additional developments in Las Vegas, and the potential expansion of the legalization of internet gaming, which has occurred in Nevada and New Jersey, could create additional competition for us and could adversely affect our operations.

Seasonality. The Las Vegas hotel, resort and casino industry is seasonal in nature. A variety of factors contribute to the seasonality of the Las Vegas market, including the timing of major Las Vegas conventions, major holidays such as New Year’s and Chinese New Year and major sporting events, particularly the Super Bowl. These factors can drive additional business to the Las Vegas market. Visitor volumes typically are lower during off-peak times, such as most mid-week periods or during traditional slower leisure periods such as between Thanksgiving and New Year’s.

Property Updates - Franchise Agreement. In late October 2012, we announced a franchise agreement with Hilton Worldwide (“Hilton”) linking our hotel to Hilton’s fastest growing full-service chain, Doubletree by Hilton. The agreement offers Hilton’s loyalty program members the opportunity to earn and redeem points on the Las Vegas Strip after a nearly 14-year absence. We integrated into Hilton’s websites and toll-free reservations number in mid-January of this year. The partnership affords us the opportunity to maintain our individuality and culture, while taking advantage of the sales and marketing scale of the worldwide Hilton organization.

Property Updates – New Bungalows. In early February 2013, we unveiled 121 bungalow-styled rooms and 6 pool villas which provide our guests with a South Beach experience adjacent to our award-winning pool and gardens. These spacious pool villas feature our best in class room amenities.

Property Updates – Remodeled Theater. In late February 2013, our showroom was completely renovated into a 1,045-seat theater. Seating is wide and inviting with VIP cocktail tables and booths in the front of the theater. The theater features all new seating, lighting and sound upgrades to enhance the audience entertainment experience. In October 2013, we announced that MAMMA MIA will be opening in our theater beginning the spring of 2014.

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

Property Updates – New Event Venues. In September 2013, we announced the addition of two distinctive special event venues, the Havana Room and the Beach Club. The Havana Room is lavishly designed with a magnificent crystal chandelier surrounded by more than 40 custom-built banquette-seating areas for up to 300 guests, three full-service bars, a dance floor, and premium sound and lighting technology. The Beach Club is the ideal outdoor party location featuring two pools, two Olympic size sand volleyball courts, full-service bars, and state of the art audio technology. The new venues are the perfect backdrop for Las Vegas weddings, special events, elaborate dinners and corporate holiday parties.

Property Updates – New Villas. In early October 2013, we unveiled six sky villas designed with emphasis on “modern glamour” while providing dazzling skyline views. The sky villas are elegantly appointed with every luxury to create a lifetime of memories in one stay.

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

Room Revenue. Room revenue is derived from hotel rooms and suites rented to guests. “Average daily rate” is an industry specific term used to define the average amount of revenue per room per rented room day. “Occupancy percentage” defines the total percentage of rooms occupied and is computed by dividing the number of rooms occupied by the total number of rooms available. “Revenue per available room” (“RevPAR”) is an industry specific term used to define the average amount of revenue per room per available room day and is computed by dividing total room revenue by total rooms available. Room revenue is recognized at the time the rooms are provided to guests. Hotel room revenue varies depending upon the occupancy level of the hotel and the rates that can be charged.

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

Results of Operation

The following table highlights our results of operations ($ in thousands):

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
	2013	2012	Change	2013	2012	Change
Net revenues	$24,727	$22,403	10%	$72,512	$71,103	2%
Operating expenses	29,894	31,059	(4)%	90,923	91,750	(1)%
Operating loss	(5,167)	(8,656)	(40)%	(18,411)	(20,647)	(11)%

Interest expense, net	(737)	(1,067)	(31)%	(2,103)	(3,070)	(31)%
Net loss	$(5,904)	$(9,723)	(39)%	$(20,514)	$(23,717)	(14)%

The following table highlights our various sources of revenues and expenses as compared to the prior period ($ in thousands):

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
	2013	2012	Change	2013	2012	Change
Casino revenues	$9,924	$9,761	2%%	$28,618	$30,173	(5)%
Casino expenses	6,420	7,685	(16)%	21,719	22,031	(1)%
Margin	35%	21%		24%	27%

Room revenue	$10,622	$8,927	19%	$30,578	$27,767	10%
Room expense	5,044	4,423	14%	14,491	13,340	9%
Margin	53%	50%		53%	52%

Food and beverage revenues	$5,847	$5,595	5%	$17,805	$18,466	(4)%
Food and beverage expenses	4,784	5,151	(7)%	14,487	16,103	(10)%
Margin	18%	8%		19%	13%

Other revenues	$1,077	$960	12%	$3,779	$3,267	16%
Other expenses	1,000	880	14%	3,242	3,301	(2)%

Three months ended September 30, 2013 (“Current Quarter”) compared to the three months ended September 30, 2012 (“Prior Year Quarter”)

Net Revenue. Net revenues increased by $2.3 million or 10% for the Current Quarter as compared to the Prior Year Quarter primarily as a result of a 19% increase in room revenues, 5% increase in food and beverage revenues and 2% increase in casino revenues.

Operating Loss. The operating loss decreased by $3.5 million or 40% for the Current Quarter as compared to the Prior Year Quarter primarily as a result of the higher net revenues noted above and a 4% reduction in operating expenses.

Casino. Casino revenues increased $0.2 million or 2% for the Current Quarter as compared to the Prior Year Quarter. Slot revenues accounted for a $0.4 million increase in casino revenues due primarily to 9% increase in the slot handle. However, table game revenues were lower by $0.2 million as a result of a 9% decrease in the table game drop. Casino expenses decreased by $1.3 million or 16% for the Current Quarter as compared to the Prior Year Quarter due primarily to decrease in payroll, advertising, commissions, special events, gaming taxes and the reclassification of second quarter’s one-time reversal of sales tax liability on complimentary meals to patrons and employees of $0.4 million. The reversal of sales tax liability was a result of the casino industry reaching a settlement with the Nevada Tax Commission that eliminated sales tax on complimentary meals. As a result of the decreased casino expenses, the casino operating margin increased 14 percentage points in the Current Quarter as compared to the Prior Year Quarter.

Room. Room revenue increased $1.7 million or 19% for the Current Quarter as compared to the Prior Year Quarter, which was attributable to an increase in average daily rate to $82 from $74 offset by a slight decrease in occupancy percentage to 85.9% from 86.4% for the same previous period. The drop in the occupancy rate is due to 6.4% increase in room availability associated with the bungalow rooms being added to our hotel mix while not achieving a commensurate increase in occupancy. RevPAR was $70.45 and $63.92 for the Current Quarter as compared to the Prior Year Quarter, respectively. Room expenses increased by $0.6 million or 14% for the Current Quarter as compared to the Prior Year Quarter due to increases in payroll, credit card fees, laundry services and fees associated with the Hilton agreement. As a result of the increased hotel revenues, the hotel operating margin increased 3 percentage points in the Current Quarter as compared to the Prior Year Quarter.

Food and Beverage. Food and beverage revenues increased $0.3 million or 5% for the Current Quarter as compared to the Prior Year Quarter. The increase was primarily due to banquets. Food and beverage expenses decreased $0.4 million or 7% for the Current Quarter as compared to the Prior Year Quarter primarily due to our cost reduction initiatives. As the result of the reduction in food and beverage expenses, the food and beverage operating margin improved 10 percentage points in the Current Quarter as compared to the Prior Year Quarter.

Other. Other revenues primarily include income from convention services, entertainment and leased outlets. Other revenues increased by $0.1 million or 12% for the Current Quarter as compared to the Prior Year Quarter reflecting an increase in convention business.

Selling, General and Administrative. Selling, general and administrative expenses increased $0.3 million or 6% for the Current Quarter as compared to the Prior Year Quarter reflecting higher marketing costs and the reclassification to various operating departments, primarily casino, of second quarter’s one-time reversal of sales tax liability on complimentary meals to patrons and employees.

Maintenance and Utilities. Maintenance and utilities expense decreased $0.3 million or 8 % for the Current Quarter as compared to the Prior Year Quarter primarily due to our cost reduction initiatives.

Depreciation and Amortization. Depreciation and amortization expense decreased $0.2 million or 5% for the Current Quarter as compared to the Prior Year Quarter primarily due to retiring certain assets.

Interest Expense. Interest expense decreased $0.3 million or 28% for the Current Quarter, as compared to the Prior Year Quarter. In November 2012, we completed a $40.0 million rights offering of our Series 4 Preferred. This additional equity allowed us to pay down a substantial portion of our outstanding revolving credit facility, thus lowering our Current Quarter interest expense. In addition, we recognized $30,000 in interest income related to the sales and use tax settlement on complimentary meals.

Nine months ended September 30, 2013 (“Current Period”) compared to the nine months ended September 30, 2012 (“Prior Year Period”)

Net Revenue. Net revenues increased $1.4 million or 2% for the Current Period as compared to the Prior Year Period primarily due to higher room revenue which was partially offset by lower casino revenue resulting from lower hold percentage in table games during the first quarter of 2013.

Operating Loss. The operating loss decreased by $2.2 million or 11% for the Current Period as compared to the Prior Year Period primarily as result of the higher net revenues noted above and 1% reduction in operating expenses.

Casino. Casino revenues decreased $1.6 million or 5% for the Current Period as compared to the Prior Year Period. Table game revenues accounted for $2.6 million of the decrease in casino revenues as a result of lower hold percentage in the first quarter of 2013. The poker room revenue accounted for $0.3 million of the decrease in casino revenues as result of closing of the poker room in the third quarter of 2012. Offsetting some of the loss were slot revenues, which accounted for $1.3 million increase in casino revenues due to a 9% increase in the handle. Casino expenses decreased $0.3 million for the Current Period, as compared to the Prior Year Period. The majority of the decrease was associated with the closing of the New Jersey branch office. As a result of lower casino revenues, the casino operating margin decreased 3 percentage points in the Current Period as compared to the Prior Year Period.

Room. Room revenue increased $2.8 million or 10% for the Current Period as compared to the Prior Year Period, which was attributable to an increase in average daily rate to $84 from $77 offset by a decrease in occupancy percentage to 83.0% from 86.0% for the same period. The drop in the occupancy rate is due to 4.9% increase in room availability associated with the bungalow rooms being added to our hotel mix while not achieving a commensurate increase in occupancy. The transition to the Hilton reservation system also contributed to lower occupancy during the period. RevPAR was $69.58 and $66.61 for the Current Period as compared to the Prior Year Period, respectively. Room expense increased $1.2 million for the Current Period as compared to the Prior Year Period, due to increases in payroll, credit card fees, laundry services, uniforms, and fees associated with the Hilton agreement. The hotel operating margin improved 1 percentage point in the Current Period as compared to the Prior Year Period.

Food and Beverage. Food and beverage revenues decreased $0.7 million or 4% for the Current Period as compared to the Prior Year Period. The decrease was primarily due to the closing of nightclub and beach club in March 2012. Food and beverage expenses decreased $1.6 million or 10% for the Current Period as compared to the Prior Year Period primarily due to the aforementioned closing of the nightclub and beach club and lower payroll and operating expenses resulting from our cost reduction initiatives. As a result of the closing of the nightclub and beach club and cost controls, the food and beverage operating margin increased 6 percentage points in the Current Period as compared to the Prior Year Period.

Other. Other revenues primarily include income from convention services, entertainment, and leased outlets. Other revenues increased by $0.5 million or 16% for the Current Period as compared to the Prior Year Period, primarily as a result of increase in lease income.

Selling, General and Administrative. Selling, general and administrative expenses increased $0.3 million or 2% for the Current Period as compared to the Prior Year Period reflecting an increase in general liability claims, higher payroll expenses and higher property taxes.

Maintenance and Utilities. Maintenance and utilities expense decreased $0.1 million or 1% for the Current Period as compared to the Prior Year Period due to our cost reduction initiatives.

Depreciation and Amortization. Depreciation and amortization expense decreased $0.4 million or 3% for the Current Period as compared to the Prior Year Period primarily due to retiring certain assets.

Loss on Assets Disposals. We wrote off $0.3 million for the Current Period due to the retiring of certain assets.

Interest Expense. Interest expense decreased $0.9 million or 31% for the Current Period, as compared to the Prior Year Period. In November 2012, we completed a $40.0 million rights offering of our Series 4 Preferred. This additional equity allowed us to pay down a substantial portion of our outstanding revolving credit facility, thus lowering our Current Period interest expense. In addition, we recognized $30,000 in interest income related to the sales and use tax settlement on complimentary meals.

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

The Amended and Restated Loan contains customary affirmative, negative and financial covenants. The covenants, among other things, restrict, subject to certain exceptions, our ability to: incur additional indebtedness; create liens on property or assets; make certain investments; engage in mergers or consolidations; sell assets; pay dividends or make distributions; engage in certain transactions with affiliates; enter into sale-leaseback transactions; and pay management fees. In addition, the Amended and Restated Loan requires us to: maintain a $2.0 million cash balance; deposit $5.0 million into an interest reserve account (deposited December 2012); meet certain EBITDA minimums on a quarterly basis for the periods from March 31, 2015 through March 31, 2018 with a standard cure provision if the EBITDA minimums are not met; and limits the annual aggregate capital expenditures to $18.0 million in 2013 and 2014. As of September 30, 2013, we are in compliance with all of our covenants.

Substantially all of the assets of Tropicana Las Vegas are pledged as collateral under the Amended and Restated Loan and priority of liens and security interest were granted to our lenders. The lenders have agreed to release its security interest in a one acre (approximately) parcel for future development. Pursuant to the terms of the Amended and Restated Loan, we are required to establish an interest reserve account for payments of quarterly interest. As of September 30, 2013, the interest reserve account had a balance of $4.3 million.

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

Our primary sources of liquidity have been comprised of a revolving line of credit totaling $65 million and four rights offerings which raised $200 million. We believe that our existing cash balance, cash flows from operations, and existing revolver line will be more than adequate to meet our financial and operating obligations over the next twelve months. However, we will continue to closely monitor and manage our cash position given the current economic environment. If our sources of capital are inadequate to fund our long-term liquidity requirements, including our need to service our existing debt obligations as they come due, we will attempt to procure additional debt or equity financing, to fund our operations, capital expenditures and debt service requirements.

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

Cash Flows from Operating Activities

During the Current Period, cash flows used in operating activities were $2.0 million as compared to $4.1 million for the Prior Year Period, reflecting improved operating results with higher net revenues and lower operating and finance expenses.

Cash Flows Used in Investing Activities

Cash used for capital expenditures were approximately $14.1 million for the Current Period. The increase in cash used for capital expenditures is the result of the completion of our bungalow-styled room renovations, theater remodel, bathroom renovations and the construction of our sky villas. During the Prior Year Period, cash used for capital expenditures was approximately $5.0 million.

Cash Flows Provided by Financing Activities

During the Current Period, we borrowed $26.2 million to complete capital expenditures and to pay down our Revolver C loan of $10 million. Revolver C carries a higher interest rate than Revolver A, thus allowing us to lower our overall financing cost. In addition, we paid $0.6 million in principal payments under capital leases compared to $0.2 million for the Prior Year Period. This increase represents $1.2 million in additional slot machine capital leases entered into during 2013. As of September 30, 2013, we had remaining borrowing base of $9.0 million under the Amended and Restated Loan.

Off-Balance Sheet Arrangements

We have no special purpose entities, financing partnerships, guarantees or off-balance sheet arrangements other than $0.2 million of outstanding letter of credits discussed in Note 7 “Commitments and Contingencies” to the condensed consolidated financial statements.

Contractual Obligations

With the exception of payments made in relationship to our capital leases, there were no material changes during the three months ended September 30, 2013 to our contractual obligations as disclosed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2012.

Critical Accounting Policies

A description of our critical accounting policies can be found in the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2012. For a further discussion of our accounting policies, see Note 2 to the condensed consolidated financial statements in this Form 10-Q. There were no material changes to our critical accounting policies during the three months ended September 30, 2013.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our use of debt exposes us to interest rate risk. As of September 30, 2013, all of our long-term debt and capital leases had fixed interest rates which eliminated our exposure to fluctuation of interest rates. However, as our fixed rate debt matures, and if additional debt is acquired to fund the debt payment, future earnings and cash flows may be affected by changes in interest rates. The following table set forth our long-term debt obligations and the related interest rates as of September 30, 2013 ($ in thousands):

Type	Expected Maturity	Interest Rate	Principal Outstanding
Obligations under capital leases	Mar 2013 – Jul 2015	0.0% to 6.9%	$1,591
Revolver A, $50.0 million limit	April 2018	Fixed at 4.0%	49,765
Revolver B, $5.0 million limit	April 2018	Fixed at 5.0%	5,000
Revolver C, $10.0 million limit	April 2018	Fixed at 6.0%	1,000
Total debt			$57,356

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

10.21	Employment Agreement dated July 8, 2013 by and between Tropicana Las Vegas, Inc. and Jason A. Goudie. (Incorporated herein by reference to the Company’s Form 8-K filed on July 8, 2013).
10.22

2013 Non-Employee Director Restricted Stock Plan (effective July 1, 2013), Form of Restricted Stock Grant Notice and Form of Restricted Stock Agreement (Incorporated herein by reference to the Company’s Form 8-K filed on August 12, 2013).

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

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

Date: November 8, 2013	By:	/s/ Alex Yemenidjian
Alex Yemenidjian
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 8, 2013	By:	/s/ Jason Goudie
Jason Goudie
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)