Form 10-K
period 2013-12-31
Tropicana Las Vegas Hotel & Casino, Inc.
filed 2014-02-14
CIK 1479046

  UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates (all other persons other than executive officers or directors) of the registrant as of December 31, 2013 was $0.

As of January 31, 2014 there were 4,666,151 shares outstanding of the registrant’s Class A Common Stock, $0.01 par value and no shares outstanding of the registrant’s Class B Common Stock, $0.01 par value. The issued and outstanding equity securities of the registrant are not publicly traded.

Documents Incorporated by Reference

Portions of the definitive Proxy Statement for the 2014 Annual Meeting of Stockholders, which will be filed within 120 days after the end of the fiscal year, are incorporated by reference into Part III hereof.

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

2013 ANNUAL REPORT ON FORM 10-K

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

Background

On May 5, 2008, Tropicana Entertainment Holding, LLC (“TEH”) together with certain of its subsidiaries, including subsidiary entities that owned and operated the Tropicana Las Vegas, specifically Adamar of Nevada, Hotel Ramada of Nevada LLC, Tropicana Development Company, LLC, Tropicana Enterprises, Tropicana Las Vegas Holdings, LLC, Tropicana Las Vegas Resort and Casino, LLC, and Tropicana Real Estate Company, LLC, (collectively, the “Predecessor”), filed voluntary petitions for relief, seeking to reorganize their businesses under the provisions of Chapter 11 of the Bankruptcy Code (the “Chapter 11 Cases”). Pending adoption of a plan of reorganization, TEH continued to operate the Predecessor as debtors in possession under the jurisdiction and orders of the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”), and in accordance with the applicable provisions of the Bankruptcy Code. On May 5, 2009, the Bankruptcy Court entered an order confirming the First Amended Joint Plan of Reorganization of Tropicana Las Vegas Holdings, LLC and Certain of Its Debtor Affiliates under Chapter 11 of the Bankruptcy Code, (“Bankruptcy Plan”), proposed by the Predecessor. The Bankruptcy Plan was consummated and became effective on July 1, 2009. Pursuant to the Bankruptcy Plan, among other things, our company was formed to own and operate the Tropicana Las Vegas, free and clear of all liens and claims against the Predecessor other than the obligations and liabilities we specifically assumed under the Bankruptcy Plan. See “Item 3 - Legal Proceedings–Bankruptcy” for our remaining bankruptcy obligations.

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

Trilliant Gaming is the general partner of Onex Armenco Gaming I LP, Onex Armenco Gaming II LP, Onex Armenco Gaming III LP, Onex Armenco Gaming IV LP, Onex Armenco Gaming V LP, Onex Armenco Gaming VI LP, Onex Armenco Gaming VII LP, Onex Armenco Gaming IX LP, Onex Armenco Gaming X LP and Onex Armenco Gaming XI LP (the “Onex Armenco Gaming Entities”). The Onex Armenco Gaming Entities, in the aggregate, own, and Trilliant Gaming has voting and investment control over, approximately 82.65% of our outstanding voting securities.

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

Property

We believe that having facilities that are attractive and desirable to customers is critical to our competitiveness. We and our third party operators have completed an approximately $200 million multi-year, large scale remodeling project of our property with almost the entire resort being refurbished and upgraded. The following represents a description of our property:

Casino. Gaming amenities include a comprehensive remodeled 50,000 square foot casino floor with a state of the art race and sports book. The casino floor offers our guests a variety of gaming options including 833 slot and video poker machines and 40 table games such as blackjack, mini-baccarat, craps and roulette. The state-of-the art race and sports book is operated by a third party, providing a full suite of unique sports betting technology, including in-running sports wagering using mobile devices offered throughout the property.

Hotel and Restaurants. Our hotel currently offers 1,467 remodeled guest rooms and suites featuring warm tones that evoke the casual luxury of a South Beach getaway. In early February 2013, we unveiled 121 bungalow-styled rooms and six pool villas which provide our guests with a South Beach experience adjacent to our award-winning pool and gardens. In early October 2013, we unveiled six sky villas designed with emphasis on “modern glamour” while providing dazzling skyline views. The sky villas are elegantly appointed with every luxury to create a lifetime of memories in one stay. The hotel also offers a business center, room service and in-room high-speed internet access. We offer guests the option of three full-service updated restaurants with a total of over 500 seats, including Bacio, Biscayne Steak, Sea and Wine and Beach Cafe as well as two casual dining venues within our Food Court.

Entertainment. We believe in having a wide range of entertainment options to appeal to a variety of guest preferences. The Tropicana Theater has been completely renovated into a 1,045-seat theater. Seating is wide and inviting with VIP cocktail tables and booths in the front of the theater. The theater features all new seating, lighting and sound upgrades to enhance the audience entertainment experience. In October 2013, we announced that MAMMA MIA! will be opening in our theater beginning in the spring of 2014. We have agreed to increase the theater’s seating capacity to 1,199 seats for the show. We have the “Laugh Factory” to provide comedic entertainment in our 300 plus seat Comedy Club. The Laugh Factory is recognized as “the #1 comedy club in the country” according to USA Today.

Convention Facilities. The Tropicana Las Vegas conference center features over 60,000 square feet of remodeled flexible meeting and function space, accommodating up to 1,500 people. In early June 2013, we announced plans to significantly expand our meeting and convention facilities to more than 100,000 square feet. Our conference center is the ideal venue due to its flexible options and ability to host events from intimate gatherings to large events for up to 3,000 guests. Phase I of the expansion included five 650 square-foot breakout rooms with natural lighting and private restrooms. Phase II of the expansion will include the Tropicana Pavilion offering more than 55,000 square feet that can be used for large exhibits and general sessions with the utmost flexibility in size configuration. Phase II is anticipated to be completed in 2014.

Special Events Venues. In September 2013, we announced the addition of two distinctive special event venues, the Havana Room and the Beach Club. The Havana Room is lavishly designed with a magnificent crystal chandelier surrounded by more than 40 custom-built banquette-seating areas for up to 300 guests, three full-service bars, a dance floor, and premium sound and lighting technology. The Beach Club is the ideal outdoor party location featuring two pools, two Olympic size sand volleyball courts, multiple full-service bars, and state of the art audio technology. The new venues are the perfect backdrop for Las Vegas weddings, special events, elaborate dinners and corporate holiday parties.

Other Amenities. Additional non-gaming amenities include a wedding chapel, an indoor-outdoor swimming pool, an outdoor recreation area with individual cabanas, a water oasis and tropical garden, multiple shopping boutiques, and a new state of the art spa and fitness facility with over 10,000 square feet, which is operated by a third party.

Employees

As of January 31, 2014, we had 1,432 employees, with approximately 64% of such employees being unionized. Our employees are critical to our success and we seek to foster a productive work culture. We offer our employees what we believe to be competitive salaries, as well as a benefits package that includes medical and dental coverage. We believe that we have a good working relationship with both our union and non-union employees. Currently, we are negotiating contract terms and conditions under a number of our collective bargaining agreements which could increase our labor and benefit costs. See “Item 1A. Risk Factors—Risks Related to Our Business and Industry—Increased labor costs, work stoppages, other labor problems and unexpected shutdowns may limit our operational flexibility and negatively impact our future profits.”

Business Strategy

Our company was formed with the primary purpose of owning and operating Tropicana Las Vegas. We intend to grow revenues and the profitability of our business through the execution of the following business strategies.

Capital Enhancements: We believe that having facilities that are attractive and desirable to customers is critical to our competitiveness and success. Since acquiring the property in July 2009, we and our third party operators have completed an approximately $200 million multi-year, large scale remodeling project of our property with almost the entire resort being refurbished and upgraded. We will continue with our targeted capital expenditures and develop our property site to enhance our appeal and attract our customers.

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

Gaming Mix Targeted To Customers. We market our property directly to gaming customers using database marketing techniques, as well as traditional incentives, through our customer loyalty program. Our customer loyalty program offers discounted and complimentary meals, lodging and entertainment for our guests. In addition, we entice new customers to enroll in our loyalty program with a variety of incentives including free slot machine play and cash back offers. Our casino floor houses 833 slot machines and 40 table games. We continually evaluate the mix of gaming machines, gaming tables and non-gaming activities we offer as we seek to satisfy the preferences of our gaming customers.

Marketing Strategy

Our marketing efforts are targeted at both the visitor market (tourists and business travelers) primarily in California and Arizona as well as local customers. To reach our customers, we employ innovative forms of online marketing, including use of strategic affiliate internet sites, partnerships, a strong focus on search engine optimization and online social networks, as well as more traditional forms of marketing, including print, radio and television advertising, database marketing, hotel group sales, player development and public relations. In 2013, we developed a franchise relationship with Hilton Worldwide (“Hilton”) and gained access to communicate to their 12 million member database.

We believe that the property’s central location, with neighbors including MGM Grand Hotel & Casino, Excalibur Hotel and Casino, Luxor Hotel and Casino, Monte Carlo Resort and Casino and New York-New York Hotel and Casino, on a prime intersection collectively offering over 18,000 hotel rooms and average daily pedestrians of approximately 100,000, allows us to benefit from increased visitation and gaming play. We market to different customer segments to manage our hotel occupancy, such as targeting conventions to ensure mid-week occupancy. Our results do not depend on key individual customers, though our success in marketing to customer groups, such as convention customers, or the financial health of customer segments, such as business travelers or high-end gaming customers from a particular country or region, can impact our operating results.

Competition and the Las Vegas Market

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

The following table provides certain historical information relating to Las Vegas gathered by the Las Vegas Convention and Visitors Authority for the preceding five years (in thousands except average daily room rate):

	Year Ended December 31,
	2013	2012	2011	2010	2009
Room Inventory	151	150	150	149	149
Visitor Volume	39,668	39,727	38,929	37,335	36,351
Average Daily Room Rate	$110.72	$108.08	$105.11	$94.91	$92.93
Total Room Nights Occupied	46,191	46,480	45,654	43,366	41,986
Convention Attendance	5,107	4,944	4,865	4,473	4,492
Gaming Revenues	$9,676,458	$9,399,882	$9,222,906	$8,908,698	$8,833,902

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

In addition, we draw a substantial number of customers from geographic areas outside of Las Vegas, particularly California and Arizona, in which there are a significant number of Native American casinos. As a result, we face significant competition from gaming venues outside the Las Vegas market, including hotel casinos in the Mesquite, Laughlin, Primm, Reno and Lake Tahoe areas of Nevada; Atlantic City, New Jersey and other parts of the United States, gaming on Native American tribal lands and gaming on cruise ships. We also compete with state-sponsored lotteries, racetracks, off-track wagering, video lottery and video poker terminals, riverboats and card parlors. In addition, the potential expansion of the legalization of internet gaming, which has occurred in Nevada and New Jersey, could create additional competition for us and could adversely affect our operations. See “Item 1A. Risk Factors—Risks Related to Our Business and Industry—We face increasing competition from gaming venues in other geographic regions, other forms of legalized gambling and online gaming.”

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

Nevada Gaming Regulation and Licensing

Introduction

Tropicana Las Vegas is subject to the laws, rules and regulations of the State of Nevada and the County of Clark, Nevada, the jurisdiction where Tropicana Las Vegas is located. We cannot be assured that we will obtain all required registrations, licenses and approvals on a timely basis or at all, or that, once obtained, the registrations, findings of suitability, licenses and approvals will not be suspended, conditioned, limited or revoked.

The Nevada Gaming Commission (the “Nevada Commission”) and the Nevada State Gaming Control Board (the “Nevada Board”) are responsible for enforcing the Nevada Gaming Control Act and the regulations of the Nevada Commission (collectively, the “Nevada Act”), while the Clark County Liquor and Gaming Licensing Board (the “Clark County Board”) is charged with enforcing the Clark County Code relative to gaming and liquor. (The Nevada Commission, the Nevada Board and the Clark County Board are collectively referred to as the “Nevada Gaming Authorities” and the Nevada Act and the Clark County Code are collectively referred to as the “Nevada Gaming Laws.”).

The Nevada Gaming Authorities have broad authority with respect to licensing and registration of our business entities and individuals investing in or otherwise involved with us. The Nevada Gaming Authorities may, among other things, revoke the gaming license of any corporate entity or the registration of a registered corporation or any entity registered as a holding company of a corporate licensee for violations of gaming regulations. In addition, the Nevada Gaming Authorities may, under certain conditions, revoke the license or finding of suitability of any officer, director, controlling person, stockholder, note holder or key employee of a licensed or registered entity.

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

Owner and Operator Licensing Requirements

Our subsidiary, Tropicana Las Vegas, Inc. is required to be licensed by the Nevada Gaming Authorities as a non-restricted licensee to operate our casino, which we refer to herein as a company licensee. The gaming license requires the periodic payment of fees and taxes and is not transferable. Tropicana Las Vegas, Inc., has also been licensed as a manufacturer and distributor and has been approved to share in the revenue from the operation of the race book and sports pool operated by a third party. Our subsidiary, Tropicana Las Vegas Intermediate Holdings, Inc., is also required to be registered as an intermediary company and as the sole shareholder of Tropicana Las Vegas, Inc., which we refer to as intermediary company. The company licensee and the intermediary licensee are collectively referred to as the licensed subsidiaries. The licensed subsidiaries have obtained from the Nevada Gaming Authorities the various registrations, approvals, permits, and licenses required in order to engage in gaming activities in Nevada.

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

Approval of Public Offerings

A registered company may not make a public offering of its securities without the prior approval of the Nevada Commission if it intends to use the proceeds from the offering to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for those purposes or for similar transactions. As a registered company, any approval that we might receive in the future relating to future offerings will not constitute a finding, recommendation or approval by any of the Nevada Board or the Nevada Commission as to the accuracy or adequacy of the offering memorandum or the investment merits of the securities. Any representation to the contrary is unlawful.

The regulations of the Nevada Commission also provide that any entity which is not an “affiliated company,” as that term is defined in the Nevada Gaming Control Act, or which is not otherwise subject to the provisions of the Nevada Gaming Control Act or regulations, that plans to make a public offering of securities intending to use such securities, or the proceeds from the sale thereof, for the construction or operation of gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes, may apply to thezNevada Commission for prior approval of such offering. The Nevada Commission may find an applicant unsuitable based solely on the fact that it did not submit such an application, unless upon a written request for a ruling, referred to as a Ruling Request, the Nevada Board Chairman has ruled that it is not necessary to submit an application.

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

License for Conduct of Gaming and Sale of Alcoholic Beverages

The conduct of gaming activities and the service and sale of alcoholic beverages at Tropicana Las Vegas are subject to licensing, control and regulation by the Clark County Board, which has granted Tropicana Las Vegas licenses for such purposes. In addition to approving the licensee, the Clark County Board has the authority to approve all persons owning or controlling the stock of any business entity controlling a gaming or liquor license. All licenses are revocable and are not transferable. The Clark County Board has full power to limit, condition, suspend or revoke any license. Any disciplinary action could, and revocation would, have a substantial negative impact upon the operations of Tropicana Las Vegas.

Other Regulations

In addition to gaming regulations, we are subject to extensive local, state, federal laws and regulations in the jurisdictions in which we operate. These include, but are not limited to, laws and regulations relating to alcoholic beverages, food safety, environmental matters, employment and immigration, employee health and welfare, currency and other transactions, taxation, zoning and building codes, marketing and advertising, lending, debt collection, privacy, telemarketing, and money laundering. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. Any material changes, new laws or regulations, or material differences in interpretations by courts or governmental authorities could adversely affect our business and operating results.

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

The Las Vegas market is showing signs of a modest recovery with visitor volumes reaching 37.3 million in 2010, 38.9 million in 2011, 39.7 million in 2012 and 39.7 million in 2013. Gaming revenues without baccarat in Clark County were approximately $8.0 billion in 2013 compared to $7.9 billion in 2012, an increase of approximately 0.6% over 2012 and $7.9 billion in 2012 compared to $7.8 billion in 2011, an increase of approximately 1.0% over 2011. (Visitor volume statistics noted above are released by the Las Vegas Convention and Visitors Authority and gaming statistics noted above are released by Nevada Gaming Control Board). However, due to a number of factors affecting consumers, including the lingering effects of a slowdown in global economies, contracting credit markets and reduced consumer and/or discretionary spending, an existing supply/demand imbalance, energy and fuel cost fluctuations, the outlook for the gaming, travel, and entertainment industries in Las Vegas remains uncertain. During 2012, several competitors announced investments in new hotel offerings, restaurants and clubs in Las Vegas. These new offerings are slated to begin opening in 2013. Additionally, there are a number of large projects with additional hotel rooms slated to open over the next few years. The increase in hotel room inventory has resulted in increased competition. These factors have and could continue to result in low-to-modest growth in customer visits to Las Vegas, or customers spending less, as compared to prior periods. Gaming and other leisure activities represent discretionary expenditures and participation in such activities tends to decline during economic downturns, during which consumers generally have less disposable income. As a result, customer demand for leisure activities that we offer may continue to be depressed. Furthermore, during periods of economic contraction, revenues may decrease while some of our costs remain fixed or even increase, resulting in decreased earnings

The Las Vegas hotel, resort and casino market in which we operate is highly competitive, and we may not have the resources needed to compete successfully or be successful in executing our marketing strategy.

Tropicana Las Vegas competes with other Las Vegas hotels, resorts and casinos, in particular those located on the Las Vegas Strip, on the basis of overall atmosphere, range of amenities, level of service, price, location, entertainment offered, convention, shopping and restaurant facilities, theme and size. Currently, there are approximately 28 major gaming properties located on or near the Las Vegas Strip, 12 additional major gaming properties in the downtown area and additional gaming properties located in other areas of Las Vegas. Many of the competing properties have themes and attractions which draw a significant number of visitors and directly compete with our operations. Some of these facilities are owned by companies that have more than one operating facility, have greater name recognition and financial and marketing resources than us and may utilize such resources to market themselves more effectively to the same target demographic group as we do. Our ability to compete also depends, to a large extent, on our ability to successfully execute our marketing strategy, including factors such as targeting the appropriate demographic groups and utilizing forms of media with the geographic scope to successfully reach our targeted demographic groups. If we lack sufficient financial resources or liquidity to maintain the attractiveness of our facility or match the promotions, marketing and branding efforts of competitors, the number of customers at Tropicana Las Vegas may decline, which may have an adverse effect on our financial performance. See “Item 1. Business—Marketing.”

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

We face significant competition from gaming venues outside the Las Vegas market, including hotel casinos in the Mesquite, Laughlin, Primm, Reno and Lake Tahoe areas of Nevada, Atlantic City, New Jersey and other parts of the United States, gaming on Native American tribal lands and gaming on cruise ships. We also compete with state-sponsored lotteries, racetracks, off-track wagering, video lottery and video poker terminals, riverboats and card parlors. In addition, the potential expansion of the legalization of internet gaming, which has occurred in Nevada and New Jersey, could create additional competition for us and could adversely affect our business and results of operations.

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

The Las Vegas hotel, resort and casino industry is capital intensive; financing construction and future capital improvements could reduce our cash flow and adversely affect our financial performance.

Our property will have an ongoing need for renovations and other capital improvements to remain competitive, including replacement, from time to time, of furniture, fixtures and equipment. We may also need to make capital expenditures to comply with any changes in applicable laws and regulations. Renovations and other capital improvements of hotel casinos require significant capital expenditures. In addition, renovations and capital improvements of hotel casinos sometimes generate little or no cash flow until the project’s completion. We may not be able to fund such projects solely from cash provided from our operating activities. Consequently, we will rely upon the availability of debt or equity capital to fund renovations and capital improvements and our ability to carry them out will be limited if we cannot obtain satisfactory debt or equity financing, which will depend on, among other things, market conditions. No assurances can be made that we will be able to obtain additional equity or debt financing or that we will be able to obtain such financing on favorable terms.

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

Casino revenue is recorded as the difference between gaming wins and losses or net win from gaming activities. Net win is impacted by variations in the hold percentage (the ratio of net win to total amount wagered), or actual outcome, on our slot machines, table games, and all other games we provide to our customers. We use the hold percentage as an indicator of a game’s performance against its expected outcome. Although each game generally performs within a defined statistical range of outcomes, actual outcomes may vary for any given period. The hold percentage and actual outcome on our games can be impacted by the level of a customer’s skill in a given game, length of a customer’s play, errors made by our employees, the number of games played, faults within the computer programs that operate our slot machines and the random nature of slot machine payouts. If our games perform below their expected range of outcomes, our results of operations and cash flow will be negatively impacted.

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

Trilliant Gaming is the general partner of Onex Armenco Gaming I LP, Onex Armenco Gaming II LP, Onex Armenco Gaming III LP, Onex Armenco Gaming IV LP, Onex Armenco Gaming V LP, Onex Armenco Gaming VI LP, Onex Armenco Gaming VII LP, Onex Armenco Gaming IX LP, Onex Armenco Gaming X LP and Onex Armenco Gaming XI LP (the “Onex Armenco Gaming Entities”). The Onex Armenco Gaming Entities, in the aggregate, own, and Trilliant Gaming has voting and investment control over, approximately 82.65% of our outstanding voting securities. Each of Mr. Alex Yemenidjian, our Chairman of the Board, Chief Executive Officer and President, Mr. Timothy Duncanson, one of our directors, and Mr. Gerald Schwartz, the chairman and controlling stockholder of Onex Corporation, owns one-third of the outstanding voting securities of Trilliant Gaming, and together Messrs. Yemenidjian, Duncanson and Schwartz own 100% of the outstanding voting securities of Trilliant Gaming. The only other outstanding capital stock of Trilliant Gaming is one non-voting preferred share held by Mr. Yemenidjian, which share had a subscription price of $10,000 and upon a liquidation of Trilliant Gaming is entitled to receive the subscription price plus any accrued and unpaid dividends (dividends accrue at the rate of 8% per annum). This one non-voting preferred share represents a de minimus ownership interest in and has no effect on the control of Trilliant Gaming. A stockholder agreement between Messrs. Yemenidjian, Duncanson and Schwartz sets forth the rights of each of them with respect to control of Trilliant Gaming and, in turn, our securities owned by the Onex Armenco Gaming Entities. The Onex Armenco Gaming Entities were formed by entities affiliated with Onex Corporation. Onex Corporation has itself been registered as a publicly traded company with the Nevada Commission and found suitable as a person having a material relationship with Tropicana Las Vegas.

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

Approximately 64 % of our employees are unionized. Currently, we are negotiating contract terms and conditions under a number of our collective bargaining agreements. If we are unable to obtain favorable terms in, or are forced to, accept unfavorable changes to these collective bargaining agreements, we could face significant increases in our labor and benefit costs, which could have a material adverse effect on our business and results of operations. Union organization efforts, a prolonged dispute with our employees or a strike or work stoppage at Tropicana Las Vegas could cause disruptions in our business and our incurrence of significant additional costs. Strikes and work stoppages could also result in adverse media attention or otherwise discourage customers from visiting Tropicana Las Vegas. Any of these events could have a material adverse effect on our business, financial condition and results of operations.

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

Any person who fails or refuses to apply for a finding of suitability or a license within the period prescribed after being advised by Nevada Gaming Authorities that such person is required to do so may be denied a license or found unsuitable or unqualified. Any holder of securities that is found unsuitable or unqualified or is denied a license, and who holds, directly or indirectly, any beneficial ownership of a gaming entity’s securities beyond such period of time as may be prescribed by the Nevada Gaming Authorities, may be guilty of a criminal offense. Furthermore, a gaming entity may be subject to disciplinary action if, after receiving notice that a person is unsuitable to be a holder of securities or to have any other relationship with such gaming entity or any of its subsidiaries, such gaming entity:

●	pays that person any dividend or interest upon the securities;
●	allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person;
●	pays remuneration in any form to that person for services rendered or otherwise; or
●	fails to pursue all lawful efforts to require such unsuitable person to relinquish the securities.

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

As the acquirer of certain assets of the Predecessor, we may be subject to certain liabilities of the Predecessor notwithstanding confirmation and effectiveness of the Bankruptcy Plan. While remote, such liabilities conceivably might arise in a number of circumstances, including those where:

●	a creditor of the Predecessor did not receive proper notice of the pendency of the bankruptcy case relating to the Bankruptcy Plan or the deadline for filing claims therein;
●	the injury giving rise to, or source of, a creditor’s claim did not manifest itself in time for the creditor to file the creditor’s claim;
●	a creditor did not timely file the creditor’s claim in such bankruptcy case due to excusable neglect;
●	we are liable for the Predecessor’s tax liabilities under a federal and/or state theory of successor liability; or
●	the order of confirmation for the Bankruptcy Plan was procured by fraud.

Although we have no reason to believe that we will become subject to liabilities of the Predecessor that are not provided for in the Bankruptcy Plan, we would vigorously contest any effort to make us subject to such liabilities. If we should become subject to such liabilities, it could have a material adverse effect on our business, financial condition and results of operations. By listing above potential circumstances under which an entity may seek to hold us liable for obligations of the Predecessor, we do not concede that we would become liable even in such circumstances, and nothing herein is an admission or waiver of any sort in this regard.

We may face substantial administrative liabilities.

Pursuant to the Bankruptcy Plan, among other things, we assumed certain obligations and liabilities of the Predecessor. The following represents the current status of such obligations as well as remaining litigation matters. We assumed to pay $0.4 million in satisfaction of the Predecessor’s unsecured claims. To date, we have paid, or have been deemed by order of the Bankruptcy Court to have satisfied $0.3 million of those unsecured claims and have a remaining $0.1 million recorded as a liability in accounts payable. We have paid approximately $2.9 million in allowed priority and cure claims and non-professional fee administrative expenses and have approximately $1.5 million of disputed administrative/priority claims of which $0.8 million has been recorded as a liability.

The professionals employed at the expense of the bankruptcy estates of the Predecessor and other debtors have filed applications for allowance of approximately $13.5 million in professional fees and expenses against the Predecessor. We dispute and have objected to many of those applications in advance of hearings before the Bankruptcy Court. We are waiting on the Bankruptcy Court to rule on these issues related to the allocation of fees and expenses between the Predecessor and TEH. The Bankruptcy Court has not yet ruled. We believe that our potential liability in respect to such claimed professional fees and expenses is approximately $3.4 million. No assurance can be provided as to the ultimate amount that will be paid. We currently have approximately $5.0 million in restricted funds reserved in connection with the reorganization of the Predecessor for the sole purpose of satisfying liabilities related to professional services incurred as part of the Chapter 11 Cases.

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

Our information technology and other systems are subject to cyber security risk including misappropriation of customer information or other breaches of information security.

We rely on information technology and other systems to maintain and transmit customer financial information, credit card settlements, credit card funds transmissions, mailing lists and reservations information. We have implemented systems that are designed to meet all requirements of the Payment Card Industry standards for data protection. However, our information and processes are subject to the ever-changing threat of compromised security, in the form of a risk of potential breach, system failure, computer virus, or unauthorized or fraudulent use by customers, company employees, or employees of third party vendors. The steps we take to deter and mitigate these risks may not be successful, and any resulting compromise or loss of data or systems could adversely impact operations or regulatory compliance and could result in remedial expenses, fines, litigation, and loss of reputation, potentially impacting our financial results.

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

There have been no cash dividends declared on our preferred stock since we issued each preferred stock series. We do not intend to pay cash dividends on our preferred stock for the foreseeable future. Our current loan agreement prohibits us from declaring dividends as long as there is outstanding debt. As of December 31, 2013, we had approximately $101.3 million in unrecorded dividend liability.

Stockholders may experience dilution of their ownership interests due to the future issuance of shares of our common stock or preferred stock, which could have an adverse effect on our stock valuation.

We have conducted four rights offering over the last four years raising over $200 million. We may, in the future, conduct rights offering and issue convertible preferred stock which would result in the dilution of the ownership interests of our present stockholders. Our authorized capital stock consists of 16,500,000 shares of Class A Common Stock, 16,500,000 shares of Class B Common Stock and 2,062,202 shares of Class A Preferred Stock with such designations, preferences and rights as may be determined by our Board of Directors.

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

Our debt facility contains restrictions on our ability to engage in certain transactions and may limit our ability to respond to changing business and economic conditions. The debt facility imposes operating and financial restrictions, including, among other things, limitations on our ability to:

●	incur additional indebtedness;
●	create, incur, assume or permit to exist liens on property or assets;
●	make, incur or assume certain investments;
●	engage in mergers or consolidations;
●	sell assets;
●	pay dividends or make distributions;
●	make optional prepayments of certain indebtedness;
●	engage in certain transactions with affiliates;
●	enter into sale-leaseback transactions; and
●	pay management fees.

In addition, the debt facility requires us to:

●	maintain a $2.0 million cash balance;
●	deposit $5.0 million into an interest reserve account;
●	meet certain EBITDA minimums on a quarterly basis for the periods from March 31, 2015 through March 31, 2018, with a standard cure provision if the EBITDA minimums are not met; and
●	limits the annual aggregate capital expenditures to $18.0 million in 2013 and 2014.

If there were an event of default under our debt facility, the lender of the defaulted debt could cause all amounts outstanding with respect to that debt to be due and payable immediately.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We own approximately 35 acres of land where Tropicana Las Vegas is located. Our primary business is the ownership and operation of Tropicana Las Vegas which offers casino gaming, hotel accommodations, dining, entertainment, retail shopping and other resort amenities. Tropicana Las Vegas is a hotel casino property conveniently located at the corner of Tropicana Avenue and Las Vegas Boulevard on the Las Vegas Strip. Our property is pledged as collateral under terms of our debt facility.

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

Bankruptcy

Pursuant to the Bankruptcy Plan, among other things, we assumed certain obligations and liabilities of the Predecessor. The following represents the current status of such obligations as well as remaining litigation matters. We assumed to pay $0.4 million in satisfaction of the Predecessor’s unsecured claims. To date, we have paid, or have been deemed by order of the Bankruptcy Court to have satisfied $0.3 million of those unsecured claims and have a remaining $0.1 million recorded as a liability in accounts payable. With regard to allowed priority and cure claims and non-professional fee administrative expenses, we have paid approximately $2.9 million, which does not include certain disputed administrative/priority claims (“Disputed Claims”) in the aggregate asserted amount of approximately $1.5 million discussed below. We do not anticipate any material additions to such claims or expenses and given our position we have not recognized any additional liability.

The professionals employed at the expense of the bankruptcy estates of the Predecessor and other debtors have filed applications for allowance of approximately $13.5 million in professional fees and expenses against the Predecessor. We dispute and have objected to many of those applications in advance of hearings before the Bankruptcy Court, the first of which occurred on May 11, 2011, and addressed issues of allocation of fees and expenses between the Predecessor and TEH. Following the May 11, 2011 hearing, the Bankruptcy Court requested post-hearing submissions from the parties, which were filed on June 30, 2011. A second hearing on all other issues subject to the objections will occur approximately eight (8) weeks after the resolution of the allocation issues, which have been under submission with, and pending a ruling from the Bankruptcy Court. We believe that our potential liability in respect of such claimed professional fees and expenses is approximately $3.4 million. Management cannot predict the outcome of these Bankruptcy claims and proceedings, therefore, no assurance can be provided as to the ultimate amount that will be paid. We currently have approximately $5.0 million in restricted funds reserved in connection with the reorganization of the Predecessor for the sole purpose of satisfying liabilities related to professional services incurred as part of the Chapter 11 Cases.

With regard to the Disputed Claims discussed above, Wimar Tahoe Corporation (“Wimar”) and Columbia Sussex Corporation (“CSC”) are companies related by common ownership to the Predecessor that provided management services to and incurred expenses through September 2008, which were charged to the Predecessor. Both companies seek allowance and payment by the Predecessor of administrative expense and/or priority claims in the Chapter 11 Cases in the aggregate amount of $0.8 million. Oral arguments on dispositive cross motions for the summary judgment were conducted on September 27, 2011, and we are awaiting the Bankruptcy Court ruling. We currently have recorded a liability in the amount of $0.8 million in accounts payable for these claims.

Finally, TEH has asserted two claims against the Predecessor in the Chapter 11 Cases. The first claim is in regard to the Disputed Claims discussed above, and has been asserted as an administrative/priority claim in the amount of approximately $0.5 million. That claim covers management fees and an unliquidated contingent claim relating to alleged workers’ compensation liabilities. We dispute the workers’ compensation liabilities claim in its entirety and a portion of the claimed management fees. Given our position, we have not recorded any liability associated with this Disputed Claim. With regard to the second claim, TEH has asserted that the Predecessor should be responsible for payment of the entire amount of fees and expenses ultimately allocated to the Predecessor, an amount that TEH asserts should be 50% of the entire amount requested. The Company, on the other hand, has taken the position that, pursuant to the Bankruptcy Plan, it is responsible only for the Predecessor’s appropriate allocation of professional fees and expenses that were unpaid at the time of confirmation of the Bankruptcy Plan, which would be an amount less than the amount of fees and expenses that the Company’s objections concede should be allocated to the Predecessor. Given our position, we have not recorded any liability associated with this claim. Management cannot predict the outcome and no assurance can be given that the claims asserted will ultimately be disallowed or will not have a material adverse impact on the Company.

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

Not Applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

All of our outstanding common stock is privately held and there is no established public trading market for our common stock.

Holders

As of January 31, 2014, there were 44 holders of our common stock.

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

Securities authorized for issuance under equity compensation plans

Information regarding our securities authorized for issuance under equity compensation plans will be included in Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of this Annual Report on Form 10-K and is incorporated herein by reference from our definitive proxy statement relating to our 2013 Annual Meeting of Stockholders.

Item 6. Selected Financial Data

The following selected consolidated financial data presents the financial results of our company for the years ended December 31, 2013, 2012, 2011 and 2010 and for the six months ended December 31, 2009, (the “Successor Period”), and Tropicana Las Vegas for the six months ended June 30, 2009 (the “Predecessor Period”). The data as of and for the years ended December 31, 2013, 2012, 2011 and 2010 and for the six months ended December 31, 2009 have been derived from our audited consolidated financial statements for the periods indicated and are contained elsewhere in this Annual Report on Form 10-K. The Predecessor’s data as of and for the periods indicated have been derived from the Predecessor’s audited financial statements. Tropicana Las Vegas was owned and operated by TEH during the period January 1, 2009 through June 30, 2009.

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

The selected financial data set forth below is qualified in its entirety by, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. As a result of the application of fresh-start reporting in accordance with accounting guidance on reorganizations, the financial statements of the Predecessor for the periods prior to July 1, 2009 are not comparable to our financial statements for the periods on or after July 1, 2009. The following information is not necessarily indicative of our future financial results ($ in thousands except per share data).

	Successor					Predecessor (b)
	Year Ended December 31,				Six Months Ended December 31,	Six Months Ended June 30,
	2013	2012	2011	2010	2009(a)	2009

Income Statement Data:
Net revenues	$96,762	$91,396	$85,424	$54,184	$33,551	$43,894
Operating loss	(24,491)	(30,289)	(39,249)	(42,893)	(19,024)	(433,651)
Net loss	(27,386)	(34,261)	(40,337)	(43,820)	(18,988)	(308,261)
Loss per common share	(5.87)	(7.47)	(8.84)	(9.70)	(4.29)

	Successor					Predecessor (b)
	As of December 31,					As of June 30,
	2013	2012	2011	2010	2009(a)	2009

Balance Sheet Data (as of period end):
Total assets	$360,565	$365,464	$373,865	$345,972	$308,950	$875,056
Total debt	60,634	40,617	60,745	29,333	2,320	440,512
Total stockholders’/member’s equity	271,476	297,547	291,444	296,765	286,012	362,610

(a)	Reflects the results of our Company from July 1, 2009 through December 31, 2009.
(b)	Reflects the results of Tropicana Las Vegas Holdings, LLC and its subsidiaries.

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

Property Updates - Franchise Agreement. In late October 2012, we announced a franchise agreement with Hilton linking our hotel to Hilton’s fastest growing full-service chain, Doubletree by Hilton. The agreement offers Hilton’s loyalty program members the opportunity to earn and redeem points on the Las Vegas Strip after a nearly 14-year absence. We integrated into Hilton’s websites and toll-free reservations number in mid-January 2013. The partnership affords us the opportunity to maintain our individuality and culture, while taking advantage of the sales and marketing scale of the worldwide Hilton organization.

Property Updates – New Bungalows. In early February 2013, we unveiled 121 bungalow-styled rooms and six pool villas which provide our guests with a South Beach experience adjacent to our award-winning pool and gardens. These spacious pool villas feature our best in class room amenities.

Property Updates – Remodeled Theater. In late February 2013, our showroom was completely renovated into a 1,045-seat theater. Seating is wide and inviting with VIP cocktail tables and booths in the front of the theater. The theater features all new seating, lighting and sound upgrades to enhance the audience entertainment experience. In October 2013, we announced that MAMMA MIA! will be opening in our theater beginning in the spring of 2014.

Property Updates – Expanding Meeting and Convention Facilities. In early June 2013, we announced plans to significantly expand our meeting and convention facilities to more than 100,000 square feet. Our conference center is the ideal venue due to its flexible options and ability to host events from intimate gatherings to large events for up to 3,000 guests. Phase I of the expansion includes five 650 square-foot breakout rooms with natural lighting and private restrooms. Phase II of the expansion will include the Tropicana Pavilion offering more than 55,000 square feet that can be used for large exhibits and general sessions with the utmost flexibility in size configuration. Phase II is anticipated to be completed in 2014.

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

Summary of Financial Results

The following table highlights our results of operations ($ in thousands):

	2013	2012	Percent Change	2011	Percent Change
Net revenues	$96,762	$91,396	6%	$85,424	7%
Operating costs and expenses	121,253	121,685	—%	124,673	(2)%
Operating loss	(24,491)	(30,289)	(19)%	(39,249)	(23)%
Interest income and expense, net	(2,895)	(3,972)	(27)%	(1,088)	265%
Net loss	(27,386)	(34,261)	(20)%	(40,337)	(15)%

Note: A dash mark under Percent Change represents less than 1%.

Net Revenues. Net revenues increased $5.4 million or 6% for the year ended December 31, 2013 as compared to the year ended December 31, 2012. The increase is primarily due to a 14% increase in room revenue and a 17% increase in other revenue, slightly offset by a 1% decrease in casino revenue. Net revenues increased $6.0 million or 7% for the year ended December 31, 2012 as compared to the year ended December 31, 2011. The increase is primarily due to an increase in table game and room revenue, slightly offset by a decrease in food and beverage revenue.

Operating Loss. The operating loss decreased by $5.8 million, or 19%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012, which was primarily due to an increase in net revenues as noted above and a $0.4 million decrease in operating costs. The operating loss decreased by $9.0 million, or 23%, for the year ended December 31, 2012 as compared to the year ended December 31, 2011, which was primarily due to an increase in net revenues as noted above and a $3.0 million decrease in operating costs. In May 2011, we completed and opened our nightclub and the beach club which resulted in a one-time charge of $2.1 million related to preopening expenses.

The following table highlights our sources of revenues and expenses as compared to prior periods ($ in thousands):

	Year Ended December 31,
	2013	2012	Percent Change	2011	Percent Change
Casino revenues	$38,821	$39,239	(1)%	$34,566	14%
Casino expenses	28,694	29,060	(1)%	24,708	18%
Margin	26%	26%		29%

Room revenue	40,591	35,613	14%	31,433	13%
Room expense	19,336	17,300	12%	16,957	2%
Margin	52%	51%		46%

Food and beverage revenues	23,415	23,307	—%	24,848	(6)%
Food and beverage expenses	19,286	20,720	(7)%	23,734	(13)%
Margin	18%	11%		4%

Other revenues	4,939	4,230	17%	3,977	6%
Other expenses	4,363	4,107	6%	3,694	11%
Selling, general and administrative expenses	18,989	19,229	(1)%	23,472	(18)%
Maintenance and utilities	12,203	12,309	(1)%	12,221	1%
Depreciation and amortization	18,037	18,660	(3)%	17,070	9%
Preopening costs	—	—	—%	2,144	(100)%

Note: A dash mark under Percent Change represents less than 0.5% or n/a.

Year Ended December 31, 2013 compared with Year Ended December 31, 2012

Casino. Casino revenues decreased $0.4 million, or 1%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012. Table game revenues accounted for $2.7 million of the decrease in casino revenues as a result of a lower hold percentage in the first quarter of 2013. Poker room revenue accounted for $0.3 million of the decrease in casino revenues as result of closing of the poker room in the third quarter of 2012. Offsetting some of the revenue reductions were slot revenues, which accounted for a $2.5 million increase in casino revenues due to a 9% increase in handle. Casino expenses decreased $0.4 million for the current year as compared to the prior year. The majority of the decrease was associated with the closing of the New Jersey branch office. As a result of slightly lower casino revenues and expenses, the casino operating margin remained flat for current year as compared to the prior year.

Room. Room revenue increased $ 5.0 million, or 14%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012, which was attributable to an increase in average daily rate to $84 from $77 with a slightly lower occupancy rate of 82.1% versus 83.0% from prior year. The hotel business continues to be extremely challenging and competitive given the amount of room capacity available on the Las Vegas Strip. RevPAR was $69 and $64 for the current year and the prior year, respectively. Room expense increased $2.0 million for the current year as compared to the prior year, due to slightly higher operating costs including labor, credit card fees, laundry services, operating supplies, and fees associated with the Hilton agreement. As a result of the higher daily rate, the hotel operating margin increased 1 percentage point in the current year as compared to the prior year.

Food and Beverage. Food and beverage revenues increased approximately $0.1 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012. The increase in food and beverage revenue was primarily due to banquet sales offset by our closing of the nightclub and beach club in March 2012. Food and beverage expenses decreased approximately $1.4 million, or 7%, for the current year as compared to the prior year directly corresponding to the closing of the nightclub and beach club. As a result of eliminating the lower margin nightclub and beach club business, the food and beverage operating margin increased 7 percentage points in the current year as compared to the prior year.

Other. Other revenues primarily included income from the convention, entertainment and leased outlets. Other revenues increased by $0.7 million, or 17%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012. The increase in other revenues is primarily the result of increase in lease income.

Selling, General and Administrative. Selling, general and administrative expenses decreased $0.2 million, or 1%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012. The decrease was due to lower legal fees.

Maintenance and Utilities. Maintenance and utilities expense for the year ended December 31, 2013 as compared to the year ended December 31, 2012 decreased by a negligible amount due to our initiatives associated with energy efficiency projects.

Depreciation and Amortization. A decrease in depreciation and amortization expense of $0.6 million, or 3%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012 related to retiring certain assets.

Loss on Asset Disposals. We wrote off $0.3 million for the current year due to the retiring of certain assets associated with remodeling the theater, bungalows and sky villas.

Interest Expense, Net. Net interest expense decreased $1.1 million, or 27%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012. In November 2012, we completed a $40.0 million rights offering of our Series 4 Preferred Stock. This additional equity allowed us to pay down a substantial portion of our outstanding revolving credit facility, thus lowering our current year’s interest expense. In addition, we recognized $30,000 in interest income related to the sales and use tax settlement on complimentary meals.

Year Ended December 31, 2012 compared with Year Ended December 31, 2011

Casino. Casino revenues increased $4.7 million, or 14%, for the year ended December 31, 2012 as compared to the year ended December 31, 2011. Table game revenues accounted for the increase in casino revenues as a result of table game volume generated by new hosts and independent agents as well as a higher hold percentage. Table game revenues were $12.9 million in 2012 compared to $8.1 million for 2011. Slot revenues remained flat at $25.7 million year over year. Casino expenses increased $4.3 million for the year ended December 31, 2012, as compared to year ended December 31, 2011. The majority of the expense increase was commensurate with the increased revenues as well as costs associated with driving new business. As a result of the increased casino expenses, the casino operating margin decreased 3 percentage points in 2012 as compared to 2011.

Room. Room revenue increased $ 4.2 million, or 13%, for the year ended December 31, 2012 as compared to the year ended December 31, 2011, which was attributable to an increase in average daily rate to $77 from $69 with a flat occupancy rate of 83%. The hotel business was extremely challenging and competitive given the amount of room capacity available on the Las Vegas Strip. Competitive room rates hit an all-time low in December 2012 with the consumer finding exceptional values in room rates across all hotel segments including luxury brands. RevPAR was $64 and $57 for 2012 and 2011, respectively. Room expense increased $0.3 million for the year ended December 31, 2012, as compared to year ended December 31, 2011, due to slightly higher operating costs including labor and laundry expenses. As a result of the higher daily rate, the hotel operating margin increased 5 percentage points in 2012 as compared to 2011.

Food and Beverage. Food and beverage revenues decreased approximately $1.5 million, or 6%, for the year ended December 31, 2012 as compared to the year ended December 31, 2011. The decrease in food and beverage revenue was primarily due to the closing of the nightclub and beach club in March 2012. Food and beverage expenses decreased approximately $3.0 million, or 13%, for the year ended December 31, 2012 as compared to the year ended December 31, 2011 directly corresponded to the closing of the nightclub and beach club. As a result of eliminating the lower margin nightclub and beach club business, the food and beverage operating margin increased 7 percentage points in 2012 as compared to 2011.

Other. Other revenues primarily included income from the convention, entertainment and leased outlets. Other revenues increased by $0.3 million, or 6%, for the year ended December 31, 2012 as compared to the year ended December 31, 2011. The increase in other revenues is primarily the result of increased income from convention services and theater revenue generated from the Dancing with the Stars show. With the closing of the Dancing with the Stars show in early August 2012, we were able to complete renovation of our theater.

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

Depreciation and Amortization. An increase in depreciation and amortization expense of $1.6 million, or 9%, for the year ended December 31, 2012 as compared to the year ended December 31, 2011 related to the completion of our multi-year remodeling project in 2011 and placing those assets in service for a complete depreciation cycle.

Preopening Costs. There were no preopening expenses for the year ended December 31, 2012 as compared to $2.1 million related to the opening of the nightclub and beach club for year ended December 31, 2011.

Write down on Other Assets. We wrote off $0.2 million and $0.7 million of assets for 2012 and 2011, respectively. The 2012 write-off represents the elimination of a restaurant shell and the 2011 write off represents the nonperformance by a vendor to deliver certain fixed assets for our room renovations.

Interest Expense, Net. Net interest expense increased $2.9 million, or 265%, for the year ended December 31, 2012 as compared to the year ended December 31, 2011. Interest associated with major construction projects is capitalized as part of the cost of the constructed assets. Capitalization of interest ceases when the project is substantially complete or development activity is suspended for more than a brief period. We substantially completed our multi-year remodeling project in 2011, thus we ceased capitalizing interest. Capitalized interest for 2011 was $2.4 million.

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

The Amended and Restated Loan contains customary affirmative, negative and financial covenants. The covenants, among other things, restrict, subject to certain exceptions, our ability to: incur additional indebtedness; create liens on property or assets; make certain investments; engage in mergers or consolidations; sell assets; pay dividends or make distributions; engage in certain transactions with affiliates; enter into sale-leaseback transactions; and pay management fees. In addition, the Amended and Restated Loan requires us to: maintain a $2.0 million cash balance; deposit $5.0 million into an interest reserve account (deposited December 2012); meet certain EBITDA minimums on a quarterly basis for the periods from March 31, 2015 through March 31, 2018 with a standard cure provision if the EBITDA minimums are not met; and limits the annual aggregate capital expenditures to $18.0 million in 2013 and 2014. As of December 31, 2013, we are in compliance with all of our covenants.

Substantially all of the assets of Tropicana Las Vegas are pledged as collateral under the Amended and Restated Loan and priority of liens and security interest were granted to our lenders. The lenders have agreed to release its security interest in a one acre (approximately) parcel for future development. Pursuant to the terms of the Amended and Restated Loan (as discussed above), we were required to establish an interest reserve account for payments of quarterly interest. As of December 31, 2013, the interest reserve account had a balance of $3.7 million.

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

Our primary sources of liquidity have been comprised of a revolving line of credit totaling $65 million and four rights offerings which raised $200 million. We believe that our existing cash balance, cash flows from operations, and existing revolver line ($5.5 million available as of 12/31/13) will be more than adequate to meet our financial and operating obligations over the next twelve months. However, we will continue to closely monitor and manage our cash position given the current economic environment. If our sources of capital are inadequate to fund our long-term liquidity requirements, including our need to service our existing debt obligations as they come due, we will attempt to procure additional debt or equity financing to fund our operations, capital expenditures and debt service requirements.

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

Cash Flows Used in Operating Activities

During the year ended December 31, 2013, cash flows used in operating activities were $3.1 million as compared to $13.5 million for the year ended December 31, 2012, reflecting a year over year decrease in cash flows used in operating activities. The reduction in cash out-flows is the result of our 6% net revenue growth and our cost containment initiatives.

During the year ended December 31, 2012, cash flows used in operating activities were $13.5 million as compared to $16.8 million for the year ended December 31, 2011. The decrease in cash flows used in operating activities, excluding funding $5.0 million into the interest reserve account, is the result of greater revenue streams within our resort coupled with our cost reduction initiatives.

Cash Flows Used in Investing Activities

During the year ended December 31, 2013 cash used for capital expenditures were $14.5 million reflecting the completion of our bungalow-styled room renovations, theater remodel, bathroom renovations and the construction of our sky villas.

Cash used for capital expenditures and change in construction payables were $9.9 million for the year ended December 31, 2012. During the year ended December 31, 2011, cash used for capital expenditures and change in construction payables were $47.3 million. The decrease in cash used for capital expenditures is the result of the completion of our multi-year remodeling project.

Cash Flows Provided by Financing Activities

During the year ended December 31, 2013, we had cash flows from financing activities of $18.7 million. In 2013, we borrowed $29.7 million to complete capital expenditures and to pay down our Revolver C loan of $10 million. Revolver C carries a higher interest rate than Revolver A, thus allowing us to lower our overall financing cost. In addition, we paid $0.8 million in principal payments under capital leases. This increase represents $1.2 million in additional slot machine capital leases entered into during 2013. As of December 31, 2013, we had remaining borrowing base of $5.5 million under the Amended and Restated Loan.

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

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2013 and the effect such obligations are expected to have on our liquidity and cash flow in future periods ($ in thousands):

	Periods of Payments
	Total	Less than One Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt	$59,265	$—	$—	$59,265	$—
Interest on long-term debt (a)	10,684	2,511	5,021	3,152	—
Capital leases	1,369	784	585	—	—
General purchase obligations	156	156	—	—	—
Capital purchase obligations	915	915	—	—	—
Other commitments (b)	19,653	5,783	5,511	3,275	5,084
Total contractual obligations	$92,042	$10,149	$11,117	$65,692	$5,084

(a)	Amounts estimated based on current outstanding debt.
(b)	Amounts represent various contract commitments including software licenses, maintenance agreements and service agreements.

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

Customer Loyalty Program

We provide a customer loyalty program which allows customers to redeem points earned from their gaming activity for slot play, food, beverages, rooms or merchandise. We accrue a liability for the estimated cost of the outstanding points that we believe will ultimately be redeemed which is calculated based on the total number of points earned, converted to a redemption value based on the average number of points needed to convert to rewards. The offset to this liability is recorded as contra casino revenue.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our use of debt exposes us to interest rate risk. As of December 31, 2013, all of our long-term debt and capital leases had fixed interest rates which eliminated our exposure to fluctuation of interest rates. The following table set forth our long-term debt obligations and the related interest rates as of December 31, 2013 ($ in thousands):

Type	Expected Maturity	Interest Rate as of December 31, 2013	Principal Outstanding
Obligations under capital leases	Dec 2014 – Jul 2015	0.0% to 6.9%	$1,369
Revolver A, $50.0 million limit	April 2018	Fixed at 4.0%	49,765
Revolver B, $5.0 million limit	April 2018	Fixed at 5.0%	5,000
Revolver C, $10.0 million limit	April 2018	Fixed at 6.0%	4,500
Total debt			$60,634

Item 8. Financial Statements and Supplementary Data

The information required by this Item is contained in Item 15(a) of this Annual report on Form 10-K under “Financial Statements”.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedure

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2013, the Company’s disclosure controls and procedures are effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on our assessment, management believes that, as of December 31, 2013, the Company’s internal control over financial reporting was effective.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to our definitive proxy statement for our 2014 Annual Meeting to be filed with the Securities and Exchange Commission pursuant to regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to our definitive proxy statement for our 2014 Annual Meeting to be filed with the Securities and Exchange Commission pursuant to regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to our definitive proxy statement for our 2014 Annual Meeting to be filed with the Securities and Exchange Commission pursuant to regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to our definitive proxy statement for our 2014 Annual Meeting to be filed with the Securities and Exchange Commission pursuant to regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to our definitive proxy statement for our 2014 Annual Meeting to be filed with the Securities and Exchange Commission pursuant to regulation 14A within 120 days after the end of the fiscal year covered by this report.

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

10.2	Employment Agreement dated July 1, 2009 by and between Tropicana Las Vegas, Inc. and Alex Yemenidjian. (Incorporated herein by reference to the Company’s Form 10-12G dated February 16, 2010)

Exhibit Number	Exhibit Description
10.3	Employment Agreement dated October1, 2010 by and between Tropicana Las Vegas,Inc. and Joanne M. Beckett. (Incorporated herein by reference to the Company’s Form8-K dated December8, 2010 when originally filed as Exhibit 10.4)

10.4

Management Agreement, dated May17, 2010, by and between Tropicana Las Vegas,Inc. and Trilliant Management,L.P. (Incorporated herein by reference to the Company’s Form8-K dated May21, 2010 when originally filed as Exhibit 10.8)

10.5

2010 Non-Employee Director Restricted Stock Plan (effective September16, 2010), Form of Restricted Stock Grant Notice and Form of Restricted Stock Agreement. (Incorporated herein by reference to the Company’s Form8-K dated September17, 2010 when originally filed as Exhibit 10.9)

10.6

2011 Non-Employee Director Restricted Stock Plan (effective September15, 2011), Form of Restricted Stock Grant Notice and Form of Restricted Stock Agreement (Incorporated herein by reference to theCompany’sForm8-K dated September16, 2011 when originally filed as Exhibit 10.12).

10.7

Consulting Service Agreement, dated March 21, 2012 between Tropicana Las Vegas, Inc. and Mr. Michael A. Ribero (Incorporated herein by reference to the Company’s Form 8-K dated March 21, 2012 when originally filed as Exhibit 10.18).

10.8

Amendment andRestated Loan Agreement, dated December 21, 2012, between Tropicana Las Vegas, Inc., as the Borrower, and Wells Fargo Principal Investments, LLC as a Lender and Wells Fargo National Association, as the Administrative Agent for the Lender (Incorporated herein by reference to the Company’s Form 8-K dated on December 26, 2012 when originally filed as Exhibit 10.20).

10.9

EmploymentAgreement dated July 8, 2013 by and between Tropicana Las Vegas,Inc. and Jason A. Goudie. (Incorporated herein by reference to the Company’s Form8-K dated July 8, 2013 when originally filed as Exhibit 10.21).

10.10

2013 Non-Employee Director Restricted Stock Plan (effective July 1, 2013), Form of Restricted Stock Grant Notice and Form of Restricted Stock Agreement (Incorporated herein by reference to the Company’s Form 8-K dated August 12, 2013 when originally filed as Exhibit 10.22).

21.1*	Subsidiaries of the registrant.

31.1*	Certification pursuant to Section302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to Section302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to Section906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification pursuant to Section906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed herewith.

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

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

Date: February 14, 2014	By:	/s/ ALEX YEMENIDJIAN

		Name:	Alex Yemenidjian
		Title:	Chief Executive Officer and President

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALEX YEMENIDJIAN
Alex Yemenidjian	Chairman, Chief Executive Officer and President	February 14, 2014
(Principal Executive Officer)

/s/ JASON GOUDIE
Jason Goudie	Vice President and Chief Financial Officer	February 14, 2014
(Principal Financial and Accounting Officer)

/s/ TIMOTHY A. R. DUNCANSON
Timothy A. R. Duncanson	Director	February 14, 2014

/s/ JUDY K. MENCHER
Judy K. Mencher	Director	February 14, 2014

/s/ LARRY KRAUSE
Larry Krause	Director	February 14, 2014

/s/ MICHAEL RIBERO
Michael Ribero	Director	February 14, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Tropicana Las Vegas Hotel and Casino, Inc.

We have audited the accompanying consolidated balance sheets of Tropicana Las Vegas Hotel and Casino, Inc. (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive (loss) income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for the each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Las Vegas, Nevada

February 14, 2014

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	December 31,
	2013	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,363	$8,355
Restricted cash	7,839	7,837
Receivables, net	3,941	3,681
Inventories	797	876
Prepaid expenses and other current assets	2,393	2,150
Total current assets	24,333	22,899
Long-term restricted cash	879	3,080
Property and equipment, net	331,122	334,618
Other assets, net	4,231	4,867
TOTAL ASSETS	$360,565	$365,464

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$784	$352
Accounts payable	9,833	10,699
Construction payable	439	1,309
Accrued payroll and related	5,140	4,543
Accrued gaming and related	1,597	1,926
Other accrued expenses and current liabilities	3,597	2,842
Total current liabilities	21,390	21,671
Long-term debt, less current portion	59,850	40,265
Accrued management fees	7,162	5,224
Other long-term liabilities	687	757
TOTAL LIABILITIES	89,089	67,917

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS’ EQUITY:
Class A convertible participating preferred stock, $0.01 par value, 750,000 shares authorized, issued and outstanding	8	8
Class A series 2 convertible participating preferred stock, $0.01 par value, 545,702 shares authorized, 545,585 shares issued and outstanding	5	5
Class A series 3 convertible participating preferred stock, $0.01 par value, 350,000 shares authorized, issued and outstanding	3	3
Class A series 4 convertible participating preferred stock, $0.01 par value, 416,500 shares authorized, 416,500 and 403,500 issued and outstanding, respectively	4	4
Class A common stock, $0.01 par value, 16,500,000 shares authorized, 4,666,151 and 4,662,151 shares issued and outstanding, respectively	47	47
Class B common stock, $0.01 par value, 16,500,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	436,201	434,886
Accumulated deficit	(164,792)	(137,406)
Total stockholders’ equity	271,476	297,547
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$360,565	$365,464

The accompanying notes are an integral part of these consolidated financial statements.

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(amounts in thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011
REVENUES:
Casino	$38,821	$39,239	$34,566
Room	40,591	35,613	31,433
Food and beverage	23,415	23,307	24,848
Other	4,939	4,230	3,977
Gross revenues	107,766	102,389	94,824
Less: promotional allowances	(11,004)	(10,993)	(9,400)
Net revenues	96,762	91,396	85,424

OPERATING EXPENSES:
Casino	28,694	29,060	24,708
Room	19,336	17,300	16,957
Food and beverage	19,286	20,720	23,734
Other	4,363	4,107	3,694
Selling, general and administrative	18,989	19,229	23,472
Maintenance and utilities	12,203	12,309	12,221
Depreciation and amortization	18,037	18,660	17,070
Preopening costs	—	—	2,144
Write down of other assets	—	214	675
Loss (gain) on asset disposals, net	345	86	(2)
Total operating expenses	121,253	121,685	124,673

OPERATING LOSS	(24,491)	(30,289)	(39,249)

OTHER (EXPENSES) INCOME:
Interest income	33	6	8
Interest expense	(2,928)	(3,978)	(1,096)
Total other (expense) income	(2,895)	(3,972)	(1,088)

NET LOSS	(27,386)	(34,261)	(40,337)

Other comprehensive income (loss)	—	—	—
COMPREHENSIVE LOSS	$(27,386)	$(34,261)	$(40,337)

NET LOSS PER COMMON SHARE
Basic and diluted	$(5.87)	$(7.47)	$(8.84)

Weighted-average common shares outstanding:
Basic	4,664	4,589	4,562
Diluted	n/a	n/a	n/a

The accompanying notes are an integral part of these consolidated financial statements.

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

	Stockholders’ Equity
	Class A Preferred Stock	Class A Series 2 Preferred Stock	Class A Series 3 Preferred Stock	Class A Series 4 Preferred Stock	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

Balances, December 31, 2010	$8	$5	$—	$—	$45	$—	$359,515	$(62,808)	$296,765

Issuance of preferred stock for cash and issuance of common stock for backstopping offering	—	—	3	—	1	—	34,996	—	35,000
Share-based compensation	—	—	—	—	—	—	16	—	16
Net loss	—	—	—	—	—	—	—	(40,337)	(40,337)
Balances, December 31, 2011	8	5	3	—	46	—	394,527	(103,145)	291,444

Issuance of preferred stock for cash and issuance of common stock for backstopping offering	—	—	—	4	1	—	39,995	—	40,000
Issuance of preferred stock in payment of debt issuance costs	—	—	—	—	—	—	350	—	350
Share-based compensation	—	—	—	—	—	—	14	—	14
Net loss	—	—	—	—	—	—	—	(34,261)	(34,261)
Balances, December 31, 2012	8	5	3	4	47	—	434,886	(137,406)	297,547

Issuance of preferred stock in payment of debt issuance costs	—	—	—	—	—	—	1,301	—	1,301
Share-based compensation	—	—	—	—	—	—	14	—	14
Net loss	—	—	—	—	—	—	—	(27,386)	(27,386)
Balances, December 31, 2013	$8	$5	$3	$4	$47	$—	$436,201	$(164,792)	$271,476

The accompanying notes are an integral part of these consolidated financial statements.

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(27,386)	$(34,261)	$(40,337)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,037	18,660	17,070
Share-based compensation	14	14	16
Amortization of debt issuance costs	679	1,311	1,353
(Gain) loss on disposition of assets	345	86	(2)
Write down of other assets	—	214	675
Changes in operating assets and liabilities
Restricted cash (short and long term)	2,199	(2,399)	1,025
Receivables, net	(260)	(842)	(814)
Inventories, prepaid expenses and other assets	(164)	231	(106)
Accounts payable, accrued expenses and other current liabilities	3,325	3,086	4,291
Other assets	79	180	(16)
Net cash used in operating activities	(3,132)	(13,720)	(16,845)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(13,676)	(11,143)	(44,805)
Proceeds from sale of property and equipment	1	259	4
Change in construction payable	(870)	1,238	(2,489)
Net cash used in investing activities	(14,545)	(9,646)	(47,290)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of preferred stock	—	40,000	35,000
Borrowing under loan agreement	29,664	10,000	50,101
Repayments under loan agreement	(10,000)	(30,000)	(17,500)
Principal payments on capital leases	(840)	(337)	(1,189)
Debt issuance costs	(139)	(108)	(92)
Net cash provided by financing activities	18,685	19,555	66,320

Net increase (decrease) in cash and cash equivalents	1,008	(3,811)	2,185
Cash and cash equivalents, beginning of period	8,355	12,166	9,981
Cash and cash equivalents, end of period	$9,363	$8,355	$12,166

SUPPLEMENTAL CASH FLOW INFORMATION:
Preferred shares issued for payment of debt issuance costs	$1,301	$350	$—
Property and equipment financed by debt	1,194	209	—
Cash paid for interest, net of capitalized interest of $0, $0, and $2,400, respectively	2,250	2,668	—

The accompanying notes are an integral part of these consolidated financial statements.

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Background

Tropicana Las Vegas Hotel and Casino, Inc., is a Delaware corporation formed in June 2009 for the primary purpose of owning and operating Tropicana Las Vegas Intermediate Holdings, Inc., and its wholly owned subsidiary Tropicana Las Vegas, Inc. (collectively, “Tropicana Las Vegas”). Tropicana Las Vegas offers casino gaming, hotel accommodations, dining, entertainment, retail shopping and other resort amenities. Tropicana Las Vegas is conveniently located on 35 acres at the corner of Tropicana Avenue and Las Vegas Boulevard on the Las Vegas Strip. Our property currently offers 1,467 remodeled hotel rooms and suites, a 50,000 square foot casino floor, three restaurants, two casual dining venues, two entertainment venues, beach club and special event venue, and more than 60,000 square feet of flexible convention and meeting space. We also offer a state of the art spa and fitness facility, race and sports book, and retail space, all leased to various third parties.

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

2. Basis of Presentation and Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated. Certain amounts in the consolidated financial statements for the previous years have been reclassified to be consistent with the current year presentation. These reclassifications related to amortization charges totaling $30,000 which were previously charged in casino expenses for year ended December 31, 2011 and reclassified to depreciation and amortization in the consolidated statements of financial statements in order to conform to the December 31, 2013 presentation. These reclassifications had no effect on the net loss previously reported.

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

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and highly liquid investments purchased with original maturities of three months or less. These instruments are stated at cost which approximates fair value due to their short maturities. We maintain a number of bank accounts at one financial institution and these accounts periodically exceed federally insured limits. We believe, based on the quality of the financial institution, that the risk of any potential losses from these uninsured amounts is not significant.

Restricted Cash

Restricted cash held at December 31, 2013 and 2012 was $8.7 million and $10.9 million, respectively, and consisted of two accounts. The first account consists of funds restricted by the Bankruptcy Court in connection with the Chapter 11 reorganization for the purpose of satisfying liabilities related to professional services incurred as part of the Chapter 11 Cases (See Note 6 “Commitments and Contingencies – Bankruptcy”). The second account consists of funds restricted by our Lender in connection with our loan agreement for the payment of interest on our long term debt. In accordance with the Amended and Restated Loan Agreement, we were required to fund $5.0 million into an interest reserve account in late December 2012. (See Note 4 “Debt – Loan Agreement”).

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

Receivables consist of the following as of December 31 ($ in thousands):

	2013	2012
Hotel	$1,871	$1,252
Casino	1,815	2,280
Other	433	535
	4,119	4,067
Less: allowance for doubtful accounts	(178)	(386)
Receivables, net	$3,941	$3,681

Fair Value Measurement

The fair values of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate carrying values due to the short maturity of these items. It was not practicable to determine the fair market value of the revolving credit facility due to the lack of comparable credit facilities and the involvement of our majority shareholder in negotiating the terms and conditions directly with the lender. It is unlikely the Company could obtain similar financing on the same terms with another lender without the involvement and resources of our majority shareholder given our financial condition and history of operating losses. The fair value of other long-term obligations approximates carrying value.

Fair value is defined in the authoritative guidance as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance also establishes a framework for measuring fair value and expands disclosures about fair value measurements. The fair value framework requires the categorization of assets and liabilities into three levels based upon assumptions (inputs) used to price the assets and liabilities. Level 1 provides the most reliable measure of fair value, whereas, Level 3 generally requires significant management judgment. The three levels are defined as follows: Level 1: quoted market prices in active markets for identical assets or liabilities; Level 2: observable market-based inputs or unobservable inputs that are corroborated by market data and Level 3: unobservable inputs that are not corroborated by market data. As of December 31, 2013, the Company had no assets or liabilities measured at fair value on a recurring basis.

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Property and equipment and the useful lives consist of the following as of December 31 ($ in thousands):

	2013	2012	Useful Life in Years
Land and improvements	$203,980	$203,980	35 for improvements
Building and improvements	123,157	114,126	2	-	35
Furniture, fixtures and equipment	59,358	52,769	3	-	7
Capital leases	2,713	1,807	5	-	15
Construction in progress	5,599	7,970		n/a
	394,807	380,652
Less: accumulated depreciation and amortization	(63,685)	(46,034)
Property and equipment, net	$331,122	$334,618

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

Capitalization of Interest

The interest cost associated with major construction projects is capitalized and included in the cost of the project. Interest capitalization ceases when the project is substantially complete or development activity is suspended for more than a brief period. When no specific debt is incurred for a project, interest is capitalized on the project using our weighted average cost of borrowed money. Interest of $0, $0 million and $2.4 million was capitalized during the years ended December 31, 2013, 2012 and 2011, respectively.

Debt Issuance Costs

Direct and incremental costs incurred in connection with the obtaining long-term debt are capitalized and amortized to interest expense using the effective interest method over the expected terms of the related debt agreements and are included in other assets, net, on the consolidated balance sheets. Amortization of debt issuance cost was approximately $0.7 million, $1.3 million and $1.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

Customer Loyalty Program

We provide a customer loyalty program which allows customers to redeem points earned from their gaming activity for slot play, food, beverages, rooms or merchandise. We accrue a liability for the estimated cost of the outstanding points that we believe will ultimately be redeemed which is calculated based on the total number of points earned, converted to a redemption value based on the average number of points needed to convert to rewards. The offset to this liability is recorded in contra casino revenue.

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

The retail value of rooms, food and beverage, and other services provided to customers on a complimentary basis are included in gross revenues with a corresponding offsetting amount included in promotional allowances. The estimated costs of providing these promotional allowances are included in casino operating expenses. The amounts in promotional allowances and the cost of providing such promotional allowances are as follows for the years ended December 31 ($ in thousands):

	2013	2012	2011
Retail Value of Promotional Allowances
Room	$5,273	$5,226	$3,796
Food and beverage	5,522	5,665	5,543
Other	209	102	61
Total	$11,004	$10,993	$9,400

Cost of Promotional Allowances
Room	$2,866	$2,911	$2,192
Food and beverage	5,952	6,624	7,031
Other	479	401	104
Total	$9,297	$9,936	$9,327

Advertising

Costs for advertising are expensed as incurred or the first time the advertising takes place. Advertising costs incurred in development periods are included in pre-opening costs. Once a project is completed, advertising costs are in selling, general and administrative expenses. Total advertising costs were $1.6 million, $2.7 million, and $2.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Gaming Taxes

We are subject to taxes based on the number of gaming devices and gross gaming revenues, subject to applicable adjustments. These gaming taxes are an assessment on our gaming revenues and are recorded in casino expense in the results of operation. Gaming taxes totaled approximately $2.5 million, $2.7 million, and $2.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Preopening Costs

Preopening costs consists primarily of payroll, outside services, advertising, and other expenses related to new operations, and are expensed as incurred. We incurred preopening expenses of approximately $0.0 million, $0.0 million and $2.1 million during the years ended December 31, 2013, 2012 and 2011, respectively, in connection with the development of our nightclub and beach club.

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

Tax positions failing to qualify for initial recognition, are recognized in the first subsequent interim period that they meet the “more likely than not” standard. If it is subsequently determined that a previously recognized tax position no longer meets the “more likely than not” standard, it is required that the tax position is derecognized. Accounting standards for uncertain tax positions specifically prohibit the use of a valuation allowance as a substitute for derecognition of tax positions. As applicable, we will recognize accrued penalties and interest related to unrecognized tax benefits in the provision for income taxes.

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

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Debt

Long-term debt consists of the following as of December 31 ($ in thousands):

	2013	2012

Revolver A, $50 million limit	$49,765	$29,601
Revolver B, $5 million limit	5,000	—
Revolver C, $10 million limit	4,500	10,000
Other long-term debt	1,369	1,016
	60,634	40,617
Less current portion	(784)	(352)
Total long-term debt, net	$59,850	$40,265

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

The Amended and Restated Loan contains customary affirmative, negative and financial covenants. The covenants, among other things, restrict, subject to certain exceptions, our ability to: incur additional indebtedness; create liens on property or assets; make certain investments; engage in mergers or consolidations; sell assets; pay dividends or make distributions; engage in certain transactions with affiliates; enter into sale-leaseback transactions; and pay management fees. In addition, the Amended and Restated Loan requires us to: maintain a $2.0 million cash balance; deposit $5.0 million into an interest reserve account (deposited December 2012); meet certain EBITDA minimums on a quarterly basis for the periods from March 31, 2015 through March 31, 2018 with a standard cure provision if the EBITDA minimums are not met; and limits the annual aggregate capital expenditures to $18.0 million in 2013 and 2014. As of December 31, 2013, we are in compliance with all of our covenants.

Substantially all of the assets of Tropicana Las Vegas are pledged as collateral under the Amended and Restated Loan and priority of liens and security interest were granted to our lenders. The lenders have agreed to release their security interest in a one acre (approximately) parcel for future development. Pursuant to the terms of the Amended and Restated Loan, we were required to maintain an interest reserve account for payments of quarterly interest. As of December 31, 2013 and 2012, the interest reserve account had a balance of $3.7 million and $5.9 million, respectively. The following table provides interest incurred on the Amended and Restated Loan for the periods indicated ($ in thousands).

	2013	2012	2011
Interest incurred	$2,204	$2,606	$2,034

Scheduled maturities of outstanding amounts under the Amended and Restated Loan are as follows ($ in thousands):

Years ending December 31,
2014	$—
2015	—
2016	—
2017	—
Thereafter	59,265
Total	$59,265

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Long-Term Debt

We lease certain equipment under capital leases. These agreements are capitalized at the present value of the future minimum lease payments at inception and are included in property and equipment. Under the terms, certain lease agreements are non-interest bearing. As a result, no imputed interest was recorded as it was not material to the financial statements. We have the following capital leases:

			Principal Payments For the Years Ended December 31,
Lease Property	Monthly Payment	Residual Lease Payment	2013	2012

Digital Marquee Signs, $1.2 million, interest at 6.9%, maturing July 2015	$21,243	$115,742	$213,385	$199,285

Cash Kiosk Stations $0.3 million, maturing March 2015	2,487	142,000	29,935	30,381

Slot Leases $0.5 million, maturing Dec 2013	13,194	—	79,162	—

Slot Leases $0.6 million, maturing Dec 2014	22,646	60,000	276,219	—

Slot Leases $0.3 million, maturing June 2015	21,278	—	127,665	—

Slot Machines $0.1 million, matured Sept 2013	10,293	—	92,638	30,879

Slot Machines $0.1 million, matured March 2013	7,123	—	21,370	64,111

Digital Signage $0.1 million, matured May 2012	2,123	—	—	12,738

Total Payments		$317,742	$840,374	$337,394

Future minimum lease payments required under capital leases are as follows ($ in thousands):

Years ending December 31,
2014	$784
2015	585
2016	—
2017	—
Thereafter	—
Total	$1,369

5. Related-Party Transactions

Trilliant Gaming Nevada, Inc.

Trilliant Gaming Nevada Inc. (“Trilliant Gaming”) is the general partner of the Onex Armenco Gaming Entities. The Onex Armenco Gaming Entities, in the aggregate, own, and Trilliant Gaming has voting and investment control over, approximately 82.65% of our outstanding voting securities. Each of Mr. Alex Yemenidjian, our Chairman of the Board, Chief Executive Officer and President, Mr. Timothy Duncanson, one of our directors, and Mr. Gerald Schwartz, the chairman and controlling stockholder of Onex Corporation, owns one-third of the outstanding voting securities of Trilliant Gaming, and together Messrs. Yemenidjian, Duncanson and Schwartz own 100% of the outstanding voting securities of Trilliant Gaming. A stockholder agreement between Messrs. Yemenidjian, Duncanson and Schwartz sets forth the rights of each of them with respect to control of Trilliant Gaming and, in turn, our securities owned by the Onex Armenco Gaming Entities. The Onex Armenco Gaming Entities were formed by entities affiliated with Onex Corporation.

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As a result of Trilliant Gaming’s voting and investment control over our securities held by the Onex Armenco Gaming Entities, Trilliant Gaming may, among other things, exercise a controlling influence over our affairs, the election of directors and the approval of significant corporate transactions, including a merger or the sale of all or substantially all of our assets. Trilliant Gaming may have the ability to prevent any transaction that requires approval of our stockholders regardless of whether or not other stockholders believe that any such transaction is in our best interests and the interests of such other stockholders. Trilliant Gaming’s ability to exercise a controlling influence over our affairs is, to a certain extent, set forth in the Stockholders’ Agreement. Trilliant Gaming also controls the voting of greater than two-thirds of the outstanding shares of our Preferred Stock, giving it the power to amend or waive certain provisions thereof, including the power to waive the anti-dilution protections.

Currently, we are a party to a management agreement with Trilliant Management LP, a limited partnership that is controlled by its general partner, Trilliant Gaming (“Trilliant Management”), for the management and operation of the Tropicana Las Vegas, Inc. (See Management Agreement below).

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

Management Agreement

Effective December 1, 2010, we received the necessary approvals and licenses for us to own and operate our gaming facility directly and as a result, the Armenco Lease was terminated and the operation of our hotel and casino was thereafter managed by Trilliant Management, pursuant to the terms of the management agreement entered into in May 2010 (the “Management Agreement”). The Management Agreement provides for Trilliant to assist us in the management and operation of Tropicana Las Vegas beginning December 1, 2010 and terminating on November 30, 2020. For each fiscal year or portion thereof during the term of the Management Agreement, we will pay Trilliant a fee equal to the sum of 2% of all revenue from the operation of Tropicana Las Vegas (the “Revenue Fee”) and 5% of EBITDA after reduction of the Revenue Fee (each as defined). The following table provides Trilliant management fees recorded for the years ended December 31 which are included in selling, general and administrative expenses on the accompanying consolidated statements of operations and comprehensive (loss) income ($ in thousands).

	2013	2012	2011
Management fee expense	$1,935	$1,828	$1,708

For both Armenco and Trilliant, the Amended and Restated Loan restricts our payments of management fees until the earlier of a) the date on which the outstanding principal has been repaid in full or b) the date on which EBITDA for the prior 12 month period is equal to or greater than $20.0 million, and upon the condition that no default or event of default is continuing under the Amended and Restated Loan. However, the Amended and Restated Loan does permit the Company to pay a portion of the management fees for reimbursement of tax liabilities actually incurred and paid. During the years ended December 31, 2013 and 2012, we paid $64,892 and $67,963, respectively, for reimbursement of income tax liabilities. In addition, we received a refund of $67,963 in July 2013 for previously paid management fees associated with the income tax liability reimbursement. As of December 31, 2013 and 2012, we have $7.2 million and $5.2 million, respectively, recorded as accrued management fees due Armenco and Trilliant. We have not accrued interest on these management fees since these fees are subject to certain restrictions under the Amended and Restated Loan.

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consulting Agreement

On March 21, 2012, the Company entered into a consulting agreement (the “Agreement”) with Mr. Michael Ribero, an independent director of the Company, pursuant to which Mr. Ribero provided consulting services in connection with developing marketing initiatives for the Company through December 31, 2012.  The Company obtained a limited waiver from the requisite number of stockholders that such consulting agreement would not be taken into account in determining whether Mr. Ribero was independent for purposes of the Company’s governing documents. During the year ended December 31, 2012, we paid Mr. Ribero $315,000 for consulting services which included a $40,000 performance bonus.

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

Self-Insurance Reserves

We are self-insured up to certain stop-loss amounts for employee health coverage for non-union employees as well as workers compensation and general liability cost. Insurance claims and reserves include accruals of estimated settlements for known claims as provided by a third party. In estimating these accruals, we consider historical loss experience and make judgments about the expected levels of costs per claim. We believe our estimates of future liability are reasonable based upon our methodology; however, changes in health care costs, accident frequency and severity and other factors could materially affect the estimate for these liabilities. We continually monitor changes in claim type and incident and evaluate the insurance accrual making necessary adjustments based on the evaluation of these qualitative data points. As of December 31, 2013 and 2012, the estimated liabilities for unpaid and incurred but not reported claims totaled $1.0 million and $0.9 million, respectively.

Customer Loyalty Program

We provide a customer loyalty program (the “Program”) at our casino, which allows customers to redeem points earned from their gaming activity for slot play, food, beverage, rooms or merchandise. Under the Program, customers are able to accumulate points which may be redeemed in the future, subject to certain limitations and the terms of the Program. We record a liability for the estimated cost of the outstanding points under the Program that we believe will ultimately be redeemed which is calculated based on the total number of points earned, converted to a redemption value based on the average number of points needed to convert to rewards. We estimate the cost and accrue for this expense as the points are earned from gaming play, which is recorded as casino expense. In July 2013, we revised the Program to increase the amount of points earned through play as well as decrease the value of points redeemed. The offset for the $0.3 million decrease to the liability was recorded in contra casino revenue.

We also have a promotion for new members, Even the Odds Program (“Even the Odds”), which allows first-time customers to be reimbursed for their losses up to $200. Under the current promotion rules, a customer’s actual rated slot loss up to $200 is reimbursed in free slot play with 50% reimbursement on the first day of sign up and the remaining 50% is reimbursed thirty days after their loss up to one year from initial play. We record a liability for the estimated cost of the reimbursements under Even the Odds based on our estimate of redemption. As of December 31, 2013 and 2012, the estimated accrual for the costs of the Program and Even the Odds redemption totaled $0.3 million and $0.6 million, respectively.

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

On October 17, 2012, a Clark County District Court issued a ruling that complimentary meals provided to customers were subject to sales tax, while meals provided to employees were not subject to sales tax. The ruling was immediately appealed to the Nevada Supreme Court. On May 29, 2013, the Nevada Tax Commission signed a $233 million settlement with all the state’s casinos to free the casinos from paying sales taxes on the complimentary meals provided to patrons and employees in exchange for the casinos dropping their lawsuits seeking refunds on back taxes previously paid. The settlement provides that no sales tax is due for these complimentary meals for any past years and for a six year period starting February 2, 2013. In addition, we received a $94,996 credit of tax ($64,825 recorded in other income) and interest ($29,171 recorded in interest income) covering the period of March 2003 through March 2008 from the state. Credits were applied against future sales and use tax returns filed after September 1, 2013.

Execution of a Theater Lease

On September 24, 2013, the Company entered into a theater agreement with MAMMA MIA LAS VEGAS LIMITED PARTNERSHIP, who will produce, stage and direct the musical play entitled “MAMMA MIA!” in our theater. It is anticipated that the play’s opening will be May 15, 2014 with seven shows per week for a four year period plus a mutual extension option. The Company has agreed to increase the theater’s seating capacity to 1,199 seats and to provide certain on-property advertising for the show. The Company will receive reimbursement of costs associated with maintaining and operating the theater as well as a per ticket service fee. In addition, after recoupment of the producer’s cost of production, the Company will receive rent derived from a percentage of revenues.

Termination of a Property Lease

Effective July 29, 2013, the BBCLV, LLC and The One Group relinquished the operation of the nightclub and beach club to us. We are currently in the process of negotiating a settlement agreement which would terminate the 10 year lease. We have begun operating the upscale venues for private events and renamed the venues Havana Room and Beach Club.

General Litigation

We are occasionally party to routine lawsuits arising from the normal operations of a hotel and casino. As with all ligation, no assurance can be provided as to the outcome of such matters. Other than the items discussed below under “Bankruptcy Litigation”, there are no other pending legal proceedings to which we are party to and that are material in relation to our consolidated financial statements.

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

Pursuant to the Bankruptcy Plan, among other things, we assumed certain obligations and liabilities of the Predecessor. The following represents the current status of such obligations as well as remaining litigation matters. We assumed to pay $0.4 million in satisfaction of the Predecessor’s unsecured claims. To date, we have paid, or have been deemed by order of the Bankruptcy Court to have satisfied $0.3 million of those unsecured claims and have a remaining $0.1 million recorded as a liability in accounts payable. With regard to allowed priority and cure claims and non-professional fee administrative expenses, we have paid approximately $2.9 million which does not include certain disputed administrative/priority claims (“Disputed Claims”) in the aggregate asserted amount of approximately $1.5 million discussed below. We do not anticipate any material additions to such claims or expenses and given our position we have not recognized any additional liability.

The professionals employed at the expense of the bankruptcy estates of the Predecessor and other debtors have filed applications for allowance of approximately $13.5 million in professional fees and expenses against the Predecessor. We dispute and have objected to many of those applications in advance of hearings before the Bankruptcy Court, the first of which occurred on May 11, 2011, and addressed issues of allocation of fees and expenses between the Predecessor and TEH. Following the May 11, 2011 hearing, the Bankruptcy Court requested post-hearing submissions from the parties, which were filed on June 30, 2011. A second hearing on all other issues subject to the objections will occur approximately eight (8) weeks after the resolution of the allocation issues, which have been under submission with, and pending a ruling from the Bankruptcy Court. We believe that our potential liability in respect of such claimed professional fees and expenses is approximately $3.4 million. Management cannot predict the outcome of these Bankruptcy claims and proceedings, therefore, no assurance can be provided as to the ultimate amount that will be paid. We currently have approximately $5.0 million in restricted funds reserved in connection with the reorganization of the Predecessor for the sole purpose of satisfying liabilities related to professional services incurred as part of the Chapter 11 Cases.

With regard to the Disputed Claims discussed above, Wimar Tahoe Corporation (“Wimar”) and Columbia Sussex Corporation (“CSC”) are companies related by common ownership to the Predecessor that provided management services to and incurred expenses through September 2008, which were charged to the Predecessor. Both companies seek allowance and payment by the Predecessor of administrative expense and/or priority claims in the Chapter 11 Cases in the aggregate amount of $0.8 million. Oral arguments on dispositive cross motions for summary judgment were conducted on September 27, 2011, and we are awaiting the Bankruptcy Court ruling. We currently have recorded a liability in the amount of $0.8 million in accounts payable for these claims.

Finally, TEH has asserted two claims against the Predecessor in the Chapter 11 Cases. The first claim is in regard to the Disputed Claims discussed above, and has been asserted as an administrative/priority claim in the amount of approximately $0.5 million. That claim covers management fees and an unliquidated contingent claim relating to alleged workers’ compensation liabilities. We dispute the workers’ compensation liabilities claim in its entirety and a portion of the claimed management fees. Given our position, we have not recorded any liability associated with this Disputed Claim. With regard to the second claim, TEH has asserted that the Predecessor should be responsible for payment of the entire amount of fees and expenses ultimately allocated to the Predecessor, an amount that TEH asserts should be 50% of the entire amount requested. The Company, on the other hand, has taken the position that, pursuant to the Bankruptcy Plan, it is responsible only for the Predecessor’s appropriate allocation of professional fees and expenses that were unpaid at the time of confirmation of the Bankruptcy Plan, which would be an amount less than the amount of fees and expenses that the Company’s objections concede should be allocated to the Predecessor. Given our position, we have not recorded any liability associated with this claim. Management cannot predict the outcome and no assurance can be given that the claims asserted will ultimately be disallowed or will not have a material adverse impact on the Company.

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

7. Stockholders’ Equity

Common Stock

We are authorized to issue up to 16,500,000 shares of our Class A Common, $0.01 par value per share. As of December 31, 2013, and 2012, 4,666,151 shares and 4,662,151shares, respectively, of the Class A Common were outstanding. We are authorized to issue up to 16,500,000 shares of our Class B Common Stock and no shares were issued as of December 31, 2013 and 2012. Except as otherwise provided by our articles of incorporation or Nevada law, each holder of the Class A Common is entitled to one vote, in person or by proxy, for each share standing in such holder’s name on our stock transfer records. To the fullest extent permitted by law, holders of Class B Common shall not be entitled to vote on any matter submitted to a vote of our stockholders. Each share of Class A Common is convertible into a share of Class B Common, in each case as adjusted for any stock dividends, splits, combinations, recapitalizations, reclassifications and similar events. Each share of Class B Common is convertible into a share of Class A Common, in each case as adjusted for any stock dividends, splits, combinations, recapitalizations, reclassifications and similar events, provided that such conversion is in compliance with, and such holder has, all necessary approvals and licenses under all applicable gaming laws.

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

Preferred Stock

We are authorized to issue up to 750,000 shares of our Series 1 Preferred, 545,702 shares of our Series 2 Preferred, 350,000 shares of our Series 3 Preferred, $0.01 par value per share, 416,500 shares of our Series 4 Preferred, $0.01 par value per share, (all series of preferred stock collectively known as “Preferred Stock”) of which 750,000, 545,585, 350,000 and 416,500 shares of Series 1 Preferred, Series 2 Preferred, Series 3 Preferred and Series 4 Preferred, respectively, were outstanding at December 31, 2013.

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

The Preferred Stock consists of an aggregated 2,062,202 shares having a per share liquidation preference amount equal to the greater of (i) $100 plus the amount of accrued and unpaid dividends for any prior dividend periods; and (ii) an amount equal to the amount the holders of the Preferred Stock would have received upon liquidation, dissolution or winding up of the Company had such holders converted their shares of the Preferred Stock into shares of our common stock immediately prior to such liquidation, dissolution or winding up.

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

There have been no cash dividends declared on our preferred stock since we issued each preferred stock series. We do not intend to pay cash dividends on our preferred stock for the foreseeable future. Our current loan agreement prohibits us from declaring dividends as long as there is outstanding debt. As of December 31, 2013, we had approximately $101.3 million in unrecorded dividend liability.

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

Warrants

Pursuant to the Bankruptcy Plan, we issued a warrant to purchase up to 664,122 shares of our Class B Common to TEH (the “TE Warrant”). The TE Warrant was exercisable by TEH at any time on or prior to the earlier of (i) 5:00 p.m., New York City time, on July 1, 2013, or (ii) a date on which we sell, lease, transfer or otherwise dispose of substantially all of our property, assets or business, another person or entity acquires all or substantially all of our shares of common stock or we consolidate with or merge with or into another person or entity or enter into a business combination with another person. The exercise price per share for the TE Warrant is equal to (a) $66,412,373 plus interest accrued from and after July 1, 2009 at the rate of 15% per annum, compounded annually, divided by (b) 664,122. The TE Warrant expired on July 1, 2013, and no value was ascribed to the TE Warrant in the accompanying consolidated financial statements.

8. Share-Based Compensation

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

We determined the fair value associated with the units from the Non-Employee Director Restricted Stock Plans taking into account our estimated enterprise value, expected term of the units at 1.0 year, expected volatility based on expected volatility of equity instruments of comparable companies at 53.9%, a risk free rate of 0.3% and the recent transactions of our stock. For the year ended December 31, 2013, a summary of the status and changes of the unvested restricted Class A Common is as follows:

	Number of Unvested Restricted Shares	Weighted Average Grant Date Fair Value
Unvested, 12-31-12	4,000	$6.37
Granted	4,000	3.00
Vested	(4,000)	4.89
Forfeited	—	—
Unvested, 12-31-13	4,000	$3.47

We account for share-based awards exchanged for services in accordance with the authoritative accounting guidance for share-based payments. Under the guidance, share-based compensation expense is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense, net of estimated forfeitures, on a straight-line basis over the requisite service period of the award. The following table provides the share-based compensation expense recorded for the years ended December 31, and is included in selling, general and administrative expenses on the accompanying consolidated statements of operations and comprehensive (loss) income.

	2013	2012	2011
Share-based compensation expense	$14,279	$14,669	$15,891

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Loss Per Share

Basic net loss per share includes no dilution and is calculated by dividing net loss attributable to the Company by the weighted average number of shares of common stock outstanding during each period. Diluted net loss per share reflects the potential dilution of securities that could share in the earnings or losses of the entity. Due to the net loss in all periods presented, the calculation of diluted per share amounts would create an anti-dilutive result and therefore is not presented. As a result, basic EPS is equal to diluted EPS for the years ended December 31, 2013, 2012 and 2011. The following table shows the number of shares which were excluded from the computation of diluted loss per share for the years ended December 31, as they were anti-dilutive (shares in thousands):

	2013	2012	2011
Convertible preferred shares	16,417	14,484	9,212

10. Employee Bargaining Agreements and Benefit Plans

Collective bargaining agreements

A significant portion of our labor force is covered by collective bargaining agreements. Although unions have been active in Las Vegas, we believe that we have a good working relationship with our union employees. We are currently negotiating contract terms and conditions under a number of our collective bargaining agreements which could increase our labor and benefit costs. There can be no assurance, however, that these new agreements will be reached without union action or that the terms will be satisfactory for our Company, resulting in an adverse impact on our results of operation. As December 31, 2013, 920 of our 1,447 employees, or 64%, were covered by collective bargaining agreements.

Multi-employer pension plan

We contribute to multi-employer defined benefit pension plans (collectively, “the Plans”) for certain of our union employees under the terms of the applicable bargaining agreements. Risks of participating in a multi-employer plan differ from single-employer plans for the following reasons: (1) assets contributed to a multi-employer plan by one employer may be used to provide benefits to employees of other participating employers; (2) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers; and (3) if a participating employer stops participating, it may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability. The contributions made by us were not individually significant to any of the respective Plans. The table below includes information on each of our multi- employer defined pension plans ($ in thousands):

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

				Pension Protection Act Zone Status		Funding Improvement Plan (FIP)/	Company Contributions
Pension Plan Legal Name	Plan No.	Employer Identification Number	Expiration Date	Plan Year 2012	Plan Year 2011	Rehabilitation Plan (RP) Pending /Implemented (Yes or No)	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Southern Nevada Culinary Workers and Bartenders Pension Plan Trust	001	88-0298779	5/31/2013	Green	Green	No	$983	$911	$804
Nevada Resort Association I.A.T.S.E. Local 720 Pension Trust	001	51-0144767	12/31/2018	Green	Green	No	21	84	87
Western Conference of Teamsters Pension Trust	001	91-0681009	3/31/2013	Green	Green	No	394	414	429
Central Pension Fund of the International Union of Operating Engineers and Participating Employers	001	36-6052390	5/31/2011	Green	Green	No	272	245	250
Southwest Carpenters Joint Trust Fund	001	95-6042875	7/31/2014	Green	Green	No	58	77	81
National Electrical Benefit Fund including I.B.E.W. Local Union Fund	001	88-6023284	2/28/2014	Green	Green	No	19	19	27
International Painters and Allied Trades Industry Pension Fund	001	88-0060907	5/31/2013	Yellow	Yellow	Implemented FIP	28	39	31
Total Contributions							$1,775	$1,789	$1,709

Retirement Plan

We have a defined contribution plan that covers substantially all employees who are not covered by a collective bargaining agreement. The plan allows employees, at their discretion, to make contributions of their before-tax earnings to the plan up to an annual maximum amount. We currently make no matching contributions.

11. Income Taxes

Income tax expense for the years ended December 31, consists of the following ($ in thousands):

	2013	2012	2011
Current taxes	$—	$—	$—
Deferred taxes	—	—	—
Total income tax expense	$—	$—	$—

The income tax provision differs from that computed at the federal statutory corporate tax rate for the years ended December 31, as follows:

	2013	2012	2011
Federal statutory rate	34.0%	34.0%	34.0%
Valuation allowance, net	(34.4)	(34.2)	(34.0)
Other	0.4	0.2	—
Effective tax rate	—%	—%	—%

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the net deferred tax assets and liabilities as of December 31, consist of the following ($ in thousands):

	2013	2012
Deferred tax assets:
Allowance for doubtful accounts	$60	$131
Accrued compensation	387	233
Accrued management fee	2,435	1,776
Accrued other	741	975
Trademark	485	525
General business credits	670	481
Net operating loss carryforwards	56,851	51,022
Less: valuation allowance	(58,755)	(49,334)
Deferred tax assets, net	2,874	5,809

Deferred tax liabilities:
Prepaid expenses	(849)	(766)
Property and equipment	(2,025)	(5,043)
Deferred tax liabilities, net	(2,874)	(5,809)

Net deferred tax assets (liabilities)	$—	$—

In assessing the realizability of deferred tax assets, we consider whether it is “more likely than not” that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. We assess the realizability of deferred tax assets on a quarterly basis and have concluded that it is not more likely than not to recognize certain deferred tax assets. This assessment evaluated all positive and negative evidence in determining the need for a valuation allowance. As a result, a valuation allowance was recorded against deferred tax assets.

Accounting standards for accounting for uncertain tax positions require that tax positions be assessed using a two-step process. A tax position is recognized if it meets a “more likely than not” threshold, and is measured at the largest amount of benefit that is greater than 50% likely of being realized. Uncertain tax positions must be reviewed at each balance sheet date. It is the policy of the Company to recognize penalties and interest related to unrecognized tax benefits in the provision for income taxes. As of December 31, 2013 and 2012, we have not recorded a reserve for uncertain tax positions or penalties and interest nor do we anticipate a significant change to the reserve for uncertain tax positions in the next 12 months.

We file federal income tax returns in the United States (“U.S.”) that are subject to examination by the IRS. The tax years open to examination include 2009 through 2012. The statute of limitations for tax years that result in a net operating loss is determined by reference to the tax year in which the loss is utilized. The 2012 and 2011 federal income tax returns reported a net operating loss and we anticipate a net operating loss on our 2013 federal income tax return. We have U.S. net operating loss carryforwards available to offset future U.S. taxable income of approximately $167.2 million at December 31, 2013 which will begin to expire in tax years beginning after 2029. Our general business credits in the amount of $0.7 million at December 31, 2013 will begin to expire in tax years beginning after 2029. Due to the net operating loss and the net operating loss carryforwards, no federal income tax expense was recorded in 2013, 2012, and 2011.

12. Subsequent Events

We have evaluated all activity through the issuance date of the consolidated financial statements, and concluded that no material subsequent events have occurred that require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements.

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Selected Quarterly Financial Information (Unaudited)

The following table shows financial data for the periods indicated ($ in thousands except for share data):

	Quarter Ended
	March 31	June 30	September 30	December 31
2013
Net revenues	$20,881	$26,905	$24,727	$24,249
Operating loss	$(8,977)	$(4,267)	$(5,167)	$(6,080)
Net loss	$(9,620)	$(4,990)	$(5,904)	$(6,872)
Basic and diluted loss per share	$(2.06)	$(1.07)	$(1.27)	$(1.47)

2012
Net revenues	$23,283	$25,416	$22,403	$20,294
Operating loss	$(7,018)	$(4,974)	$(8,656)	$(9,641)
Net loss	$(8,019)	$(5,975)	$(9,723)	$(10,544)
Basic and diluted loss per share	$(1.75)	$(1.30)	$(2.12)	$(2.30)

2011
Net revenues	$16,663	$24,420	$24,069	$20,272
Operating loss	$(9,037)	$(9,367)	$(10,798)	$(10,047)
Net loss	$(9,067)	$(9,401)	$(10,830)	$(11,039)
Basic and diluted loss per share	$(2.00)	$(2.06)	$(2.37)	$(2.41)