Form 10-Q
period 2014-03-31
Tropicana Las Vegas Hotel & Casino, Inc.
filed 2014-05-05
CIK 1479046

b

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

As of April 30, 2014, there were 4,666,151 shares outstanding of the registrant’s Class A Common Stock, $0.01 par value and no shares outstanding of the registrant’s Class B Common Stock, $0.01 par value. The issued and outstanding equity securities of the registrant are not publicly traded.

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

FORM 10-Q

INDEX

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements	1
	Condensed Consolidated Balance Sheets as of March 31, 2014 (Unaudited) and December 31, 2013
	Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the three months ended March 31, 2014 and 2013 (Unaudited)
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013 (Unaudited)
	Notes to Unaudited Condensed Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations Properties	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20
Item 4.	Controls and Procedures	20

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	21
Item 1A.	Risk Factors	21
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3.	Defaults Upon Senior Securities	21
Item 4.	Mine Safety Disclosures	21
Item 5.	Other Information	21
Item 6.	Exhibits	22

	Signatures	24

 PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	March 31, 2014 (Unaudited)	December 31, 2013

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,910	$9,363
Restricted cash	7,839	7,839
Receivables, net	4,243	3,941
Inventories	627	797
Prepaid expenses and other current assets	2,358	2,393
Total current assets	24,977	24,333
Long-term restricted cash	253	879
Property and equipment, net	327,299	331,122
Other assets, net	4,058	4,231
TOTAL ASSETS	$356,587	$360,565

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$816	$784
Accounts payable	9,122	9,833
Construction payable	53	439
Accrued payroll and related	4,822	5,140
Accrued gaming and related	1,465	1,597
Other accrued expenses and current liabilities	4,439	3,597
Total current liabilities	20,717	21,390
Long-term debt, less current portion	59,668	59,850
Accrued management fees	7,788	7,162
Other long-term liabilities	656	687
TOTAL LIABILITIES	88,829	89,089

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS’ EQUITY:
Class A convertible participating preferred stock, $0.01 par value, 750,000 shares authorized, issued and outstanding	8	8
Class A series 2 convertible participating preferred stock, $0.01 par value, 545,702 shares authorized, 545,585 shares issued and outstanding	5	5
Class A series 3 convertible participating preferred stock, $0.01 par value, 350,000 shares authorized, issued and outstanding	3	3
Class A series 4 convertible participating preferred stock, $0.01 par value, 416,500 shares authorized, issued and outstanding	4	4
Class A common stock, $0.01 par value, 16,500,000 shares authorized, 4,666,151 shares issued and outstanding	47	47
Class B common stock, $0.01 par value, 16,500,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	436,203	436,201
Accumulated deficit	(168,512)	(164,792)
Total stockholders’ equity	267,758	271,476
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$356,587	$360,565

The accompanying notes are an integral part of these condensed consolidated financial statements.

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE (LOSS) INCOME

(amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2014	2013

REVENUES:
Casino	$10,007	$7,571
Room	12,141	8,840
Food and beverage	6,297	5,415
Other	1,197	1,483
Gross revenues	29,642	23,309
Less: promotional allowances	(2,493)	(2,428)
Net revenues	27,149	20,881

OPERATING EXPENSES:
Casino	6,539	7,168
Room	4,934	4,297
Food and beverage	5,212	4,666
Other	1,324	1,275
Selling, general and administrative	4,690	4,841
Maintenance and utilities	2,858	2,797
Depreciation and amortization	4,501	4,492
Loss on assets disposals	1	322
Total operating expenses	30,059	29,858

OPERATING LOSS	(2,910)	(8,977)

OTHER (EXPENSES) INCOME:
Interest income	1	1
Interest expense	(811)	(644)
Total other (expense) income	(810)	(643)

NET LOSS	(3,720)	(9,620)

Other comprehensive income (loss)	—	—
COMPREHENSIVE LOSS	$(3,720)	$(9,620)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.80)	$(2.06)

Weighted average common shares outstanding:
Basic and diluted	4,666	4,662

The accompanying notes are an integral part of these condensed consolidated financial statements.

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Three Months Ended March 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,720)	$(9,620)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,501	4,492
Share-based compensation	2	3
Amortization of debt issuance costs	176	153
Loss on disposition of assets	1	322
Changes in operating assets and liabilities:
Receivables, net	(302)	(1,037)
Inventories, prepaid expenses and other assets	205	270
Long-term restricted cash	626	477
Other assets	(7)	12
Accounts payable, accrued expenses and other current liabilities	276	2,435
Net cash provided by (used in) operating activities	1,758	(2,493)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(635)	(6,910)
Change in construction payable	(386)	975
Proceeds from sale of property and equipment	18	—
Net cash used in investing activities	(1,003)	(5,935)

CASH FLOWS FROM FINANCING ACTIVITES:
Borrowings under loan agreement	—	17,500
Payments under loan agreement	—	(10,000)
Principal payments on capital leases	(208)	(110)
Debt issuance costs	—	(86)
Net cash (used in) provided by financing activities	(208)	7,304

Net increase or decrease in cash and cash equivalents	547	(1,124)
Cash and cash equivalents, beginning of period	9,363	8,355
Cash and cash equivalents, end of period	$9,910	$7,231

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$635	$492
Property and equipment financed by debt	58	—
Preferred stock issued for payment of debt issuance costs	—	1,300

The accompanying notes are an integral part of these condensed consolidated financial statements.

 TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Nature of Business

Tropicana Las Vegas Hotel and Casino, Inc., (“Tropicana Las Vegas”) is a Delaware corporation formed in June 2009 that acts largely as a holding company and, through its wholly owned subsidiaries owns the Tropicana Las Vegas casino resort. Tropicana Las Vegas offers casino gaming, hotel accommodations, dining, entertainment, retail shopping and other resort amenities. Tropicana Las Vegas is conveniently located on 35 acres at the corner of Tropicana Avenue and Las Vegas Boulevard on the Las Vegas Strip. Our property currently offers 1,467 remodeled hotel rooms and suites, a 50,000 square foot casino floor, three restaurants, two casual dining venues, two entertainment venues, beach club and special event venue, and more than 60,000 square feet of flexible convention and meeting space. We also offer a state of the art spa and fitness facility, race and sports book, and retail space, all leased to various third parties.

As a casino-based company, our operating results are highly dependent on a number of factors including the state of the United States economy, the amount of discretionary consumer and corporate spending in Las Vegas, and the level of competition in the Las Vegas casino/hotel market. We have been operating at a loss since we commenced operations on July 1, 2009 and generated negative cash flows prior to 2014. Our primary sources of liquidity have been comprised of a revolving line of credit and four rights offerings totaling $200 million.

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

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation of the results for the interim periods were included. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire year.

The condensed consolidated balance sheet as of December 31, 2013 was derived from our audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2013.

 TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications

Certain reclassifications were made to the condensed consolidated financial statements for the three months ended March 31, 2013 in order to conform to the March 31, 2014 presentation. Prior to January 1, 2014, we classified $0.1 million of promotional discounts (i.e., coupons), as complimentary expenses included in promotional allowances and netted against gross revenues. Effective January 1, 2014, we now record discounts as contra revenue against food and beverage revenue. These reclassifications had no effect on the previously reported net revenues.

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

Fair value is defined in the authoritative guidance as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance also establishes a framework for measuring fair value and expands disclosures about fair value measurements. The fair value framework requires the categorization of assets and liabilities into three levels based upon assumptions (inputs) used to price the assets and liabilities. Level 1 provides the most reliable measure of fair value, whereas, Level 3 generally requires significant management judgment. The three levels are defined as follows: Level 1: quoted market prices in active markets for identical assets or liabilities; Level 2: observable market-based inputs or unobservable inputs that are corroborated by market data and Level 3: unobservable inputs that are not corroborated by market data. As of March 31, 2014, the Company had no assets or liabilities measured at fair value on a recurring basis.

3. Recent Accounting Pronouncements

No new accounting pronouncements issued or becoming effective during 2014 or 2013 have had or are expected to have a material impact on the Company’s financial position or results of operations. A variety of proposed or otherwise potential accounting standards are currently under consideration by standard-setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed standards, we have not yet determined the effect, if any, that the implementation of such proposed standards would have on our financial statements.

 TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. Property and Equipment

Property and equipment consists of the following for the periods indicated ($ in thousands):

	March 31, 2014 (Unaudited)	December 31, 2013

Land and improvements	$203,980	$203,980
Building and improvements	126,557	123,157
Furniture, fixtures and equipment	60,276	59,358
Capital leases	2,771	2,713
Construction in progress	1,862	5,599
	395,446	394,807
Less: accumulated depreciation and amortization	(68,147)	(63,685)
Property and equipment, net	$327,299	$331,122

5. Debt

Long-term debt consists of the following for the periods indicated ($ in thousands):

	March 31, 2014 (Unaudited)	December 31, 2013

Revolver A, $50 million limit	$49,765	$49,765
Revolver B, $5 million limit	5,000	5,000
Revolver C, $10 million limit	4,500	4,500
Other long-term debt	1,219	1,369
	60,484	60,634
Less current portion	(816)	(784)
Total long-term debt, net	$59,668	$59,850

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

The Amended and Restated Loan contains customary affirmative, negative and financial covenants. The covenants, among other things, restrict, subject to certain exceptions, our ability to: incur additional indebtedness; create liens on property or assets; make certain investments; engage in mergers or consolidations; sell assets; pay dividends or make distributions; engage in certain transactions with affiliates; enter into sale-leaseback transactions; and pay management fees. In addition, the Amended and Restated Loan requires us to: maintain a $2.0 million cash balance; meet certain EBITDA minimums on a quarterly basis for the periods from March 31, 2015 through March 31, 2018 with a standard cure provision if the EBITDA minimums are not met; and limits the annual aggregate capital expenditures to $18.0 million in 2013 and 2014. As of March 31, 2014, we are in compliance with all of our covenants.

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Substantially all of the assets of Tropicana Las Vegas are pledged as collateral under the Amended and Restated Loan and priority of liens and security interest were granted to our lenders. The lenders have agreed to release their security interest in a one acre (approximately) parcel for future development. Pursuant to the terms of the Amended and Restated Loan, we are required to maintain an interest reserve account for payments of quarterly interest. As of March 31, 2014 and December 31 2013, the interest reserve account had a balance of $3.1 million and $3.7 million, respectively. The following table provides interest incurred on the Amended and Restated Loan for the periods indicated ($ in thousands).

	Three Months Ended March 31,
	2014	2013
Interest incurred	$627	$478

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

	Three Months Ended March 31,
	2014	2013
Amortization of debt issuance cost	$176	$153

Other Long-Term Debt

We enter into capital leases for marquee signs, cash kiosk stations and slot machines. These agreements are capitalized at the present value of the future minimum lease payments at inception and are included in property and equipment. The assets are depreciated on straight line method over their estimated useful lives. Under the terms, certain lease agreements are non-interest bearing. As a result, no imputed interest was recorded as it was not material to the financial statements. The following table provides principal payments made under the capital leases for the periods indicated ($ in thousands).

	Three Months Ended March 31,
	2014	2013
Principal payments under capital leases	$208	$110

6. Related Party Transactions

Trilliant Gaming Nevada, Inc.

Trilliant Gaming Nevada Inc. (“Trilliant Gaming”) is the general partner of the Onex Armenco Gaming Entities. The Onex Armenco Gaming Entities, in the aggregate, own, and Trilliant Gaming has voting and investment control over approximately 82.65% of our outstanding voting securities. Each of Mr. Alex Yemenidjian, our Chairman of the Board, Chief Executive Officer and President, Mr. Timothy Duncanson, one of our directors, and Mr. Gerald Schwartz, the chairman and controlling stockholder of Onex Corporation, owns one-third of the outstanding voting securities of Trilliant Gaming, and together Messrs. Yemenidjian, Duncanson and Schwartz own 100% of the outstanding voting securities of Trilliant Gaming. A stockholder agreement between Messrs. Yemenidjian, Duncanson and Schwartz sets forth the rights of each of them with respect to control of Trilliant Gaming and, in turn, our securities owned by the Onex Armenco Gaming Entities. The Onex Armenco Gaming Entities were formed by entities affiliated with Onex Corporation.

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

Armenco Lease

On June 22, 2009, we entered into the Armenco Lease (“Armenco”) in which we leased the real and non-gaming personal property of our hotel and casino, including the restaurants, lounges, retail shops and other related support facilities, and the operation thereof to Armenco until such time as we were able to obtain all governmental registrations, findings of suitability, licenses, qualifications, permits and approvals pursuant to the gaming laws and regulations of the State of Nevada and Clark County liquor and gaming codes necessary for us to own and operate our gaming facility directly. Effective December 1, 2010, we received all approvals necessary for us to own and operate our gaming property directly. We incurred approximately $1.7 million in management fees related to the Armenco Lease which was terminated on November 30, 2010. These fees have not been paid and will not accrue interest due to certain restrictions under the Amended and Restated Loan Agreement.

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

	Three Months Ended March 31,
	2014	2013
Management fee expense	$627	$418

 TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For both Armenco and Trilliant, the Amended and Restated Loan restricts our payments of management fees until the earlier of a) the date on which the outstanding principal has been repaid in full or b) the date on which EBITDA for the prior 12 month period is equal to or greater than $20.0 million, and upon the condition that no default or event of default is continuing under the Amended and Restated Loan. However, the Amended and Restated Loan does permit the Company to pay a portion of the management fees for reimbursement of tax liabilities actually incurred and paid. As of March 31, 2014 and December 31, 2013, we have $7.8 million and $7.2 million, respectively, recorded as accrued management fees due Armenco and Trilliant. We have not accrued interest on these management fees since these fees are subject to certain restrictions under the Amended and Restated Loan.

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

Self-Insurance Reserves

We are self-insured up to certain stop-loss amounts for employee health coverage for non-union employees as well as workers compensation and general liability cost. Insurance claims and reserves include accruals of estimated settlements for known claims as provided by a third party. In estimating these accruals, we consider historical loss experience and make judgments about the expected levels of costs per claim. We believe our estimates of future liability are reasonable based upon our methodology; however, changes in health care costs, accident frequency and severity and other factors could materially affect the estimate for these liabilities. We continually monitor changes in claim type and incident and evaluate the insurance accrual making necessary adjustments based on the evaluation of these qualitative data points. As of March 31, 2014 and December 31, 2013, the estimated liabilities for unpaid and incurred but not reported claims totaled $1.1 million and $1.0 million, respectively.

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

We also have a promotion for new members, Even the Odds Program (“Even the Odds”), which allows first-time customers to be reimbursed for their losses up to $200. Under the current promotion rules, a customer’s actual rated slot loss up to $200 is reimbursed in free slot play with 50% reimbursement on the first day of sign up and the remaining 50% is reimbursed thirty days after their loss up to one year from initial play. We record a liability for the estimated cost of the reimbursements under Even the Odds based on our estimate of redemption. As of March 31, 2014 and December 31, 2013, the estimated accrual for the costs of the Program and Even the Odds redemption totaled $0.4 million and $0.3 million, respectively.

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

8. Stockholders’ Equity and Net Loss Per Share

Changes in Stockholders’ Equity

Changes in stockholders’ equity for the three months ended March 31, 2014 were as follows ($ in thousands):

Balance, December 31, 2013	$271,476
Share-based compensation	2
Net loss	(3,720)
Accumulated other comprehensive income (loss)	—
Balance, March 31, 2014	$267,758

 TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Net Loss per Share

Basic net loss per share includes no dilution and is calculated by dividing net loss attributable to the Company by the weighted average number of shares of common stock outstanding during each period. Diluted net loss per share reflects the potential dilution of securities that could share in the earnings or losses of the entity. Due to the net loss in all periods presented, the calculation of diluted per share amounts would create an anti-dilutive result and therefore is not presented. As a result, basic EPS is equal to diluted EPS for the three months ended March 31, 2014 and 2013. The following table shows the number of shares which were excluded from the computation of diluted loss per share for the periods indicated, as they were anti-dilutive (shares in thousands).

	Three Months Ended March 31,
	2014	2013
Convertible preferred shares	17,030	15,066

Preferred Stock

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

There have been no cash dividends declared on our preferred stock since we issued each preferred stock series. We do not intend to pay cash dividends on our preferred stock for the foreseeable future. Our Amended and Restated Loan prohibits us from declaring dividends as long as there is outstanding debt. As of March 31, 2014, we had approximately $112.4 million in unrecorded dividend liability.

9. Share-Based Compensation

Under three separate Non-Employee Director Restricted Stock Plans (2010, 2011 and 2013), we have granted restricted common stock to each of our non-employee directors. Each non-employee director was granted 4,000 restricted common stock shares with the first 1,000 shares being immediately vested. The remaining 3,000 shares will vest equally over three years on the anniversary grant date. The following table provides a summary of the status and changes of the unvested restricted common stock under each of the plan for the three months ending March 31, 2014.

	Number of Unvested Restricted Shares	Weighted Average Grant Date Fair Value
Unvested, 12-31-13	4,000	$3.47
Granted	—	—
Vested	—	—
Forfeited	—	—
Unvested, 3-31-14	4,000	$3.47

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

	Three Months Ended March 31,
	2014	2013
Share-based compensation expense	$1,972	3,667

10. Employee Benefit Plans

Collective bargaining agreements

A significant portion of our labor force is covered by collective bargaining agreements. Although unions have been active in Las Vegas, we believe that we have a good working relationship with our union employees. In March 2014, we reached a collective bargaining agreement with the Culinary Union and Bartenders Union Local 165 that covers approximately 810 employees. This collective bargaining agreement covers approximately 84% of our union workers. As March 31, 2014, 973 of our 1,526 employees, or 64%, were covered by collective bargaining agreements.

Multi-employer pension plans

We contribute to multi-employer defined benefit pension plans (collectively, “the Plans”) for certain of our union employees under the terms of the applicable bargaining agreements. Risks of participating in a multi-employer plan differs from single-employer plans for the following reasons: (1) assets contributed to a multi-employer plan by one employer may be used to provide benefits to employees of other participating employers; (2) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers; and (3) if a participating employer stops participating, it may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability. The following table includes information on each of our multi-employer defined pension plans and the employer contributions made for the periods indicated.

				Contributions for Three Months Ended March 31,
Pension Plan Legal Name	Plan No.	Employer Identification No.	Expiration Date	2014	2013
Southern Nevada Culinary Workers and Bartenders Pension Plan Trust	001	88-6016617	5/31/18	$275,108	$222,978
Nevada Resort Association—I.A.T.S.E. Local 720 Pension Trust	001	51-0144767	12/31/18	6,625	7,003
Western Conference of Teamsters Pension Trust	001	91-0681009	(M-T-M)	106,033	91,850
Central Pension Fund of the International Union of Operating Engineers and Participating Employers	001	36-6052390	(M-T-M)	71,871	63,750
Southwest Carpenters Joint Trust Fund	001	95-6042875	7/31/14	14,266	16,941
National Electrical Benefit Fund	001	88-6023284	2/28/17	4,895	4,368
International Painters and Allied Trades Industry Pension Fund	001	52-6073909	(M-T-M)	6,630	7,813
Total Contributions				$485,428	$414,703

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Retirement Plan

We maintain a 401(k) defined contribution plan that covers substantially all employees who are not covered by various collective bargaining agreements identified above. The plan allows employees, at their discretion, to make contributions of their before-tax earnings to an annual maximum amount allowed by law. We currently make no employer matching contributions to this plan.

11. Subsequent Events

Termination of a Property Lease

Effective July 29, 2013, the BBCLV, LLC and The One Group (collectively, the “Tenant”) relinquished the operation of the nightclub and beach club to us. We are operating the upscale venues for private events and have renamed the venues Havana Room and Beach Club. Effective May 1, 2014, we have reached a settlement agreement with the Tenant whereby: i) we will retain their $0.2 million security deposit which will be utilized to offset previous billings to the Tenant; ii) the Tenant will provide an escrow account for potential Live Entertainment Taxes incurred during their period of occupancy, iii) the Tenant will make a payment for certain missing equipment; and, iv) the Tenant will transfer certain personal property and leasehold improvements to us in lieu of us enforcing the 10 year lease guaranty. The Company is currently reviewing the accounting treatment of the settlement and the value of the personal property and leasehold improvement to be recorded in the subsequent financial statements.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with management’s discussion and analysis contained in our 2013 Annual Report on Form 10-K, as well as the condensed consolidated financial statements and the notes hereto included in this Quarterly Report on Form 10-Q. This discussion contains certain “forward-looking statements,” including information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements speak only as of the date the statements are made. You should not put undue reliance on any forward-looking statements. Our actual results may differ materially from those discussed in these forward-looking statements because of the risks and uncertainties inherent in future events.

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

Current Economic Conditions. Over the past 20 years, Las Vegas has become one of the fastest growing and largest entertainment markets in the United States. During 2013, the economic environment in the gaming and hotel markets in Las Vegas continued to improve from prior years with increased levels of gaming revenue and hotel room demand. While these gaming and hotel statistics have increased from prior year levels, uncertainty still exists in the Las Vegas market. During 2013, the average daily room rate increased 2.4%, visitation remained relatively flat at 39.7 million visitors, and Las Vegas Strip gaming revenues increased 4.8% (without baccarat 1.5%), all as compared to the year ended December 31, 2012. During 2012, the average daily room rate increased 2.8%, visitation increased 2.1% to 39.7 million visitors, and Las Vegas Strip gaming revenues increased 2.3% (without baccarat 0.7%), all as compared to the year ended December 31, 2011. Volume and gaming statistics noted above are released by the Las Vegas Convention and Visitors Authority and the Nevada Gaming Control Board.

Competition. We face significant competition in the Las Vegas market, as well as from adjacent states. Such competition may intensify if new gaming operations open in our market or existing competitors expand their operations. Over the past year, a number of competitors announced investments in new hotel/casino offerings, restaurants and clubs in Las Vegas. When these developments open, they may target the same customers as we do. We also compete for customers with other casino operators in other markets, including casinos located on Native American reservations, and other forms of gaming, such as lotteries and internet gaming. Many of our competitors are larger and have substantially greater name recognition and marketing and financial resources. We believe that increased legalized gaming in other areas, the development or expansion of Native American gaming, the expansion or additional developments in Las Vegas, and the legalization of internet gaming, could create additional competition for us and could adversely affect our operations.

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

Property Updates – Remodeled Theater. In October 2013, we announced that MAMMA MIA! will be opening in our recently transformed, state-of-the-art Tropicana Theater. Performances will begin May 8th with the shows running nightly from Saturday through Thursday each week.

Property Updates – Collective Bargaining Agreement. In March 2014, we reached a collective bargaining agreement with the Culinary Union and Bartenders Union Local 165 that covers about 810 Tropicana’s employees. This collective bargaining agreement covers approximately 84% of our union workers.

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

Results of Operation

Three months ended March 31, 2014 (“Current Quarter”) compared to the three months ended March 31, 2013 (“Prior Year Quarter”)

The following table highlights our results of operations ($ in thousands):

	Three Months Ended March 31,		Percent
	2014	2013	Change
Net revenues	$27,149	$20,881	30%
Operating expenses	30,059	29,858	1%
Operating loss	(2,910)	(8,977)	(68)%

Interest (expense) income, net	(810)	(643)	26%
Net loss	$(3,720)	(9,620)	(61)%

Net Revenues. Net revenues increased by $6.3 million or 30% for the Current Quarter as compared to the Prior Year Quarter primarily due to higher revenue across all business segments. All business segments benefitted from the higher hotel occupancy rate of 86.9% versus 74.5% in the Prior Year Quarter.

Operating Loss. The operating loss decreased by $6.1 million or 61% for the Current Quarter as compared to the Prior Year Quarter primarily as a result of higher net revenues noted above, partially offset by a modest increase operating expenses.

The following table highlights our various sources of revenues and expenses as compared to the prior period ($ in thousands):

	Three Months Ended March 31,		Percent
	2014	2013	Change
Casino revenues	$10,007	$7,571	32%
Casino expenses	6,539	7,168	(9)%
Margin	35%	5%

Room revenue	$12,141	$8,840	37%
Room expense	4,934	4,297	15%
Margin	59%	51%

Food and beverage revenues	$6,297	$5,415	16%
Food and beverage expenses	5,212	4,666	12%
Margin	17%	14%

Other revenues	$1,197	$1,483	(19)%
Other expenses	1,324	1,275	4%

Casino. Casino revenue increased $2.4 million or 32% for the Current Quarter as compared to the Prior Year Quarter. Table game revenue accounted for $1.8 million of the increase in casino revenue as a result of a higher hold percentage. Slot revenue accounted for $0.6 million of the increase in casino revenue as a result of a higher hold percentage. Both table game and slot revenue benefitted from higher hotel occupancy and the successful results of the new locals customer loyalty program. Casino expenses decreased by $0.6 million for the Current Quarter as compared to the Prior Year Quarter due primarily to reductions in the cost of complimentaries and payroll expenses. As a result of the increased casino revenues, the casino operating margin increased 30 percentage points in the Current Quarter as compared to the Prior Year Quarter.

Room. Room revenue increased $3.3 million or 37%, for the Current Quarter as compared to the Prior Year Quarter, which was attributable to an increase in average daily room rate to $97 from $85 as well as an increase in the occupancy rate to 86.9% from 74.5% for the same previously reported period. This year’s increase in occupancy rate is due to increase in transient and convention room nights. Room expenses increased $0.6 million for the Current Quarter as compared to the Prior Year Quarter due to labor and operating supplies increasing as a result of additional occupied rooms. With the increase in room revenues, the hotel operating margin increased 8 percentage points in the Current Quarter as compared to the Prior Year Quarter.

Food and Beverage. Food and beverage revenue increased $0.9 million or 16% for the Current Quarter as compared to the Prior Year Quarter. The increase was primarily due to the improved occupancy rate and improved banquet business. Food and beverage expenses increased $0.5 million for the Current Quarter as compared to the Prior Year Quarter due to labor, cost of goods sold and operating supplies increasing as result of the additional food and beverage business. With the increase in food and beverage revenues as well as improved cost controls, the food and beverage operating margin increased 3 percentage points in the Current Quarter as compared to the Prior Year Quarter.

Other. Other revenue primarily includes income from convention services, entertainment and leased outlets. Other revenue decreased by $0.3 million or 19% for the Current Quarter as compared to the Prior Year Quarter, reflecting a decrease in entertainment revenue and lease income. During the Current Quarter, our theater was dark in preparation for the May 8th opening of MAMMA MIA.

Selling, General and Administrative. Selling, general and administrative expenses decreased $0.2 million or 3% for the Current Quarter as compared to the Prior Year Quarter. The decrease in selling, general and administrative expenses is primarily the result of lower general liability claims and legal expenses.

Maintenance and Utilities. Maintenance and utilities expense increased $0.1 million or 2% for the Current Quarter as compared to the Prior Year Quarter primarily due to higher utilities and repair and maintenance costs.

Depreciation and Amortization. Depreciation and amortization expense was flat for the Current Quarter as compared to the Prior Year Quarter.

Loss on Assets Disposals. For the Prior Year Quarter, we wrote off $0.3 million due to the retiring of certain assets associated with remodeling the theater, bungalows and sky villas.

Interest Expense, Net. Net interest expense increased $0.2 million or 26% for the Current Quarter, as compared to the Prior Year Quarter due to increase in borrowings to cover capital expenditures and 2013 operating loss. There was $60.5 million in outstanding debt as of March 31, 2014 as compared to $48.0 million outstanding as of March 31, 2013.

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

The Amended and Restated Loan contains customary affirmative, negative and financial covenants. The covenants, among other things, restrict, subject to certain exceptions, our ability to: incur additional indebtedness; create liens on property or assets; make certain investments; engage in mergers or consolidations; sell assets; pay dividends or make distributions; engage in certain transactions with affiliates; enter into sale-leaseback transactions; and pay management fees. In addition, the Amended and Restated Loan requires us to: maintain a $2.0 million cash balance; meet certain EBITDA minimums on a quarterly basis for the periods from March 31, 2015 through March 31, 2018 with a standard cure provision if the EBITDA minimums are not met; and limits the annual aggregate capital expenditures to $18.0 million in 2013 and 2014. As of March 31, 2014, we are in compliance with all of our covenants.

Substantially all of the assets of Tropicana Las Vegas are pledged as collateral under the Amended and Restated Loan and priority of liens and security interest were granted to our lenders. The lenders have agreed to release its security interest in approximately one acre parcel for future development. Pursuant to the terms of the Amended and Restated Loan, we are required to establish an interest reserve account for payments of quarterly interest. As of March 31, 2014, the interest reserve account had a balance of $3.1 million.

Liquidity Outlook

We have been operating at a loss since we commenced operations on July 1, 2009 and generated negative cash flows prior to 2014. Our ability to generate cash from operations in the future depends, in significant part, upon the state of the hotel and gaming industry in Las Vegas, which in turn depends upon a number of factors including the state of the United States economy, the amount of discretionary consumer and corporate spending in Las Vegas and the level of competition in the Las Vegas market.

Our primary sources of liquidity are comprised of cash flows from operations, a revolving line of credit totaling $65 million and four rights offerings which raised $200 million. We believe that our existing cash balance, cash flows from operations, and existing revolver line will be more than adequate to meet our financial and operating obligations over the next twelve months. However, we will continue to closely monitor and manage our cash position given the current economic environment. If our sources of capital are inadequate to fund our long-term liquidity requirements, including our need to service our existing debt obligations as they come due, we will attempt to procure additional debt or equity financing, to fund our operations, capital expenditures and debt service requirements.

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

Cash Flows from Operating Activities

During the Current Quarter, cash flows provided by operating activities were $1.8 million as compared to $2.5 million being used for the Prior Year Quarter, reflecting significantly higher revenues and cost controls.

Cash Flows Used in Investing Activities

Cash used for capital expenditures were approximately $1.0 million for the Current Quarter. During the Prior Year Quarter, cash used for capital expenditures was approximately $5.9 million due to new bungalows and theater renovations.

Cash Flows Provided by Financing Activities

During the Current Quarter, we paid $0.2 million in principal payments under capital leases. For the Prior Year Quarter, we borrowed $17.5 million to complete capital expenditures and to pay down our Revolver C loan of $10 million. Revolver C carries a higher interest rate than Revolver A, which allowed us to lower our financing cost in the Prior Year Quarter. In addition, we paid $0.1 million in principal payments under capital leases for the Prior Year Quarter. As of March 31, 2014, we had borrowing base of $5.5 million remaining under the Amended and Restated Loan.

Off-Balance Sheet Arrangements

We have no special purpose entities, financing partnerships, guarantees or off-balance sheet arrangements other than $0.2 million of outstanding letter of credits discussed in Note 7 “Commitments and Contingencies” to the condensed consolidated financial statements.

Contractual Obligations

With the exception of payments made in relationship to our capital leases, there were no material changes during the three months ended March 31, 2014 to our contractual obligations as disclosed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2013.

Critical Accounting Policies

A description of our critical accounting policies can be found in the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2013. For a further discussion of our accounting policies, see Note 2 to the condensed consolidated financial statements in this Form 10-Q. There were no material changes to our critical accounting policies during the three months ended March 31, 2014.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our use of debt exposes us to interest rate risk. As of March 31, 2014, all of our long-term debt and capital leases had fixed interest rates which eliminated our exposure to fluctuation of interest rates. However, as our fixed rate debt matures, and if additional debt is acquired to fund the debt payment, future earnings and cash flows may be affected by changes in interest rates. The following table set forth our long-term debt obligations and the related interest rates as of March 31, 2014 ($ in thousands):

Type	Expected Maturity			Interest Rate			Principal Outstanding
Obligations under capital leases	Dec 2014	–	Jul 2015	0.0%	to	6.9%	$1,219
Revolver A, $50.0 million limit		April 2018		Fixed at 4.0%			49,765
Revolver B, $5.0 million limit		April 2018		Fixed at 5.0%			5,000
Revolver C, $10.0 million limit		April 2018		Fixed at 6.0%			4,500
Total debt							$60,484

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

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Item 1A.    Risk Factors

Our business has many risks. Factors that could materially adversely affect our business, financial condition, operating results or liquidity are described under “Risk Factors” in Item I of our Annual Report on Form 10-K for the year ended December 31, 2013. This information should be considered carefully, together with other information in this report and other reports and materials we file with the Securities and Exchange Commission.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities.

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

10.2	Employment Agreement dated July 1, 2009 by and between Tropicana Las Vegas, Inc. and Alex Yemenidjian. (Incorporated herein by reference to the Company’s Form 10-12G dated February 16, 2010)

Exhibit Number	Exhibit Description
10.3	Employment Agreement dated October 1, 2010 by and between Tropicana Las Vegas, Inc. and Joanne M. Beckett. (Incorporated herein by reference to the Company’s Form 8-K dated December 8, 2010 when originally filed as Exhibit 10.4)
10.4	Management Agreement, dated May 17, 2010, by and between Tropicana Las Vegas, Inc. and Trilliant Management, L.P. (Incorporated herein by reference to the Company’s Form 8-K dated May 21, 2010 when originally filed as Exhibit 10.8)
10.5	2010 Non-Employee Director Restricted Stock Plan (effective September 16, 2010), Form of Restricted Stock Grant Notice and Form of Restricted Stock Agreement. (Incorporated herein by reference to the Company’s Form 8-K dated September 17, 2010 when originally filed as Exhibit 10.9)
10.6	2011 Non-Employee Director Restricted Stock Plan (effective September 15, 2011), Form of Restricted Stock Grant Notice and Form of Restricted Stock Agreement (Incorporated herein by reference to the Company’s Form 8-K dated September 16, 2011 when originally filed as Exhibit 10.12).
10.7	Consulting Service Agreement, dated March 21, 2012 between Tropicana Las Vegas, Inc. and Mr. Michael A. Ribero (Incorporated herein by reference to the Company’s Form 8-K dated March 21, 2012 when originally filed as Exhibit 10.18).
10.8	Amendment and Restated Loan Agreement, dated December 21, 2012, between Tropicana Las Vegas, Inc., as the Borrower, and Wells Fargo Principal Investments, LLC as a Lender and Wells Fargo National Association, as the Administrative Agent for the Lender (Incorporated herein by reference to the Company’s Form 8-K dated on December 26, 2012 when originally filed as Exhibit 10.20).
10.9	Employment Agreement dated July 8, 2013 by and between Tropicana Las Vegas, Inc. and Jason A. Goudie. (Incorporated herein by reference to the Company’s Form 8-K dated July 8, 2013 when originally filed as Exhibit 10.21).
10.10	2013 Non-Employee Director Restricted Stock Plan (effective July 1, 2013), Form of Restricted Stock Grant Notice and Form of Restricted Stock Agreement (Incorporated herein by reference to the Company’s Form 8-K dated August 12, 2013 when originally filed as Exhibit 10.22).

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed herewith.

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

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

Date: May 5, 2014	By:	/s/ Alex Yemenidjian
Alex Yemenidjian
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 5, 2014	By:	/s/ Jason Goudie
Jason Goudie
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)