Form 10-Q
period 2014-06-30
Tropicana Las Vegas Hotel & Casino, Inc.
filed 2014-08-05
CIK 1479046

b

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

As of July 31, 2014, there were 4,666,151 shares outstanding of the registrant’s Class A Common Stock, $0.01 par value and no shares outstanding of the registrant’s Class B Common Stock, $0.01 par value. The issued and outstanding equity securities of the registrant are not publicly traded.

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

FORM 10-Q

INDEX

PART I FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	June 30,
	2014	December 31,
	(Unaudited)	2013

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,209	$9,363
Restricted cash	7,479	7,839
Receivables, net	3,952	3,941
Inventories	660	797
Prepaid expenses and other current assets	2,749	2,393
Total current assets	24,049	24,333
Long-term restricted cash	—	879
Property and equipment, net	324,454	331,122
Other assets, net	3,862	4,231
TOTAL ASSETS	$352,365	$360,565

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$740	$784
Financing payable	276	—
Accounts payable	9,697	9,833
Construction payable	211	439
Accrued payroll and related	5,534	5,140
Accrued gaming and related	1,356	1,597
Other accrued expenses and current liabilities	4,042	3,597
Total current liabilities	21,856	21,390
Long-term debt, less current portion	57,535	59,850
Accrued management fees	8,418	7,162
Other long-term liabilities	471	687
TOTAL LIABILITIES	88,280	89,089

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS’ EQUITY:
Class A convertible participating preferred stock, $0.01 par value, 750,000 shares authorized, issued and outstanding	8	8
Class A series 2 convertible participating preferred stock, $0.01 par value, 545,702 shares authorized, 545,585 shares issued and outstanding	5	5
Class A series 3 convertible participating preferred stock, $0.01 par value, 350,000 shares authorized, issued and outstanding	3	3
Class A series 4 convertible participating preferred stock, $0.01 par value, 416,500 shares authorized, issued and outstanding	4	4
Class A common stock, $0.01 par value, 16,500,000 shares authorized, 4,666,151 shares issued and outstanding	47	47
Class B common stock, $0.01 par value, 16,500,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	436,205	436,201
Accumulated deficit	(172,187)	(164,792)
Total stockholders’ equity	264,085	271,476
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$352,365	$360,565

The accompanying notes are an integral part of these condensed consolidated financial statements.

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE (LOSS) INCOME

(amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

REVENUES:
Casino	$10,276	$11,124	$20,283	$18,694
Room	12,683	11,116	24,824	19,956
Food and beverage	7,116	6,288	13,413	11,703
Other	1,524	1,219	2,721	2,701
Gross revenues	31,599	29,747	61,241	53,054
Less promotional allowances	(2,591)	(2,842)	(5,084)	(5,269)
Net revenues	29,008	26,905	56,157	47,785

OPERATING EXPENSES:
Casino	6,744	8,131	13,282	15,299
Room	5,898	5,150	10,836	9,447
Food and beverage	5,961	5,037	11,171	9,703
Other	1,401	967	2,723	2,242
Selling, general and administrative	4,914	4,176	9,604	9,017
Maintenance and utilities	3,148	3,087	6,007	5,883
Depreciation and amortization	4,478	4,624	8,980	9,116
Loss on asset disposals, net	870	—	871	322
Gain on lease termination	(1,528)	—	(1,528)	—
Total operating expenses	31,886	31,172	61,946	61,029

OPERATING LOSS	(2,878)	(4,267)	(5,789)	(13,244)

OTHER (EXPENSES) INCOME:
Interest income	1	1	2	2
Interest expense	(797)	(724)	(1,608)	(1,368)
Total other (expenses) income	(796)	(723)	(1,606)	(1,366)

NET LOSS	(3,674)	(4,990)	(7,395)	(14,610)

Other comprehensive income (loss)	—	—	—	—

COMPREHENSIVE LOSS	$(3,674)	$(4,990)	$(7,395)	$(14,610)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.79)	$(1.07)	$(1.58)	$(3.13)

Weighted average common shares outstanding:
Basic and diluted	4,666	4,662	4,666	4,662

The accompanying notes are an integral part of these condensed consolidated financial statements.

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Six Months Ended
	June 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,395)	$(14,610)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	8,980	9,116
Share-based compensation	4	7
Amortization of debt issuance costs	351	328
Loss on disposition of assets	871	322
Gain on lease termination	(1,528)	—
Changes in operating assets and liabilities:
Receivables, net	(11)	(800)
Inventories, prepaid expenses and other assets	(219)	138
Long-term restricted cash	1,239	1,013
Other assets	8	98
Accounts payable, accrued expenses and other current liabilities	1,503	4,024
Net cash provided by (used in) operating activities	3,803	(364)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,681)	(9,911)
Change in construction payable	(228)	(1,309)
Proceeds from settlement for replacement property and equipment	50	—
Proceeds from sale of property and equipment	43	—
Net cash used in investing activities	(1,816)	(11,220)

CASH FLOWS FROM FINANCING ACTIVITES:
Borrowings under loan agreement	—	24,664
Borrowings under financing payable	276	—
Payments under loan agreement	(2,000)	(10,000)
Principal payments on capital leases	(417)	(342)
Debt issuance costs	—	(87)
Net cash provided by (used in) financing activities	(2,141)	14,235

Net increase (decrease) in cash and cash equivalents	(154)	2,651
Cash and cash equivalents, beginning of period	9,363	8,355
Cash and cash equivalents, end of period	$9,209	$11,006

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$1,255	$1,040
Property and equipment financed by debt	58	604
Property and equipment received in a settlement	1,478	—
Preferred stock issued for payment of debt issuance costs	—	1,300

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

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications

Certain reclassifications were made to the condensed consolidated financial statements for the three and six months ended June 30, 2013 in order to conform to the presentation used for three and six months ended June 30, 2014. Effective January 1, 2014, we record discounts as contra revenue against food and beverage revenue. For three and six months ended June 30, 2013, we re-classified $0.2 million and $0.3 million of promotional discounts (i.e., coupons) into contra revenue against food and beverage revenue. These reclassifications had no effect on the previously reported net revenues.

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

Fair value is defined in the authoritative guidance as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance also establishes a framework for measuring fair value and expands disclosures about fair value measurements. The fair value framework requires the categorization of assets and liabilities into three levels based upon assumptions (inputs) used to price the assets and liabilities. Level 1 provides the most reliable measure of fair value, whereas, Level 3 generally requires significant management judgment. The three levels are defined as follows: Level 1: quoted market prices in active markets for identical assets or liabilities; Level 2: observable market-based inputs or unobservable inputs that are corroborated by market data and Level 3: unobservable inputs that are not corroborated by market data. As of June 30, 2014, the Company had no assets or liabilities measured at fair value on a recurring basis.

3. Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued accounting guidance, "Revenue from Contracts with Customers." The core principle of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration (that is, payment) to which the company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively (for example, service revenue and contract modifications) and clarify guidance for multiple-element arrangements. This standard is effective for fiscal years and interim periods within those years beginning after December 15, 2016. Accordingly, we will adopt this standard in the first quarter of fiscal year 2017, with early adoption prohibited. The Company is currently evaluating the impact this guidance will have on the consolidated financial statements.

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

With the exception of the new accounting standards discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during 2014 or 2013 that have had or are expected to have a material impact on the Company’s financial position or results of operations. A variety of proposed or otherwise potential accounting standards are currently under consideration by standard-setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed standards, we have not yet determined the effect, if any, that the implementation of such proposed standards would have on our financial statements.

4. Property and Equipment

Property and equipment consists of the following for the periods indicated ($ in thousands):

	June 30, 2014 (Unaudited)	December 31, 2013

Land and improvements	$203,980	$203,980
Building and improvements	127,333	123,157
Furniture, fixtures and equipment	59,042	59,358
Capital leases	2,771	2,713
Construction in progress	2,440	5,599
	395,566	394,807
Less: accumulated depreciation and amortization	(71,112)	(63,685)
Property and equipment, net	$324,454	$331,122

5. Debt

Long-term debt consists of the following for the periods indicated ($ in thousands):

	June 30, 2014 (Unaudited)	December 31, 2013

Revolver A, $50 million limit	$49,765	$49,765
Revolver B, $5 million limit	5,000	5,000
Revolver C, $10 million limit	2,500	4,500
Other long-term debt	1,010	1,369
	58,275	60,634
Less current portion	(740)	(784)
Total long-term debt, net	$57,535	$59,850

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

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Amended and Restated Loan contains customary affirmative, negative and financial covenants. The covenants, among other things, restrict, subject to certain exceptions, our ability to: incur additional indebtedness; create liens on property or assets; make certain investments; engage in mergers or consolidations; sell assets; pay dividends or make distributions; engage in certain transactions with affiliates; enter into sale-leaseback transactions; and pay management fees. In addition, the Amended and Restated Loan requires us to: maintain a $2.0 million cash balance; meet certain EBITDA minimums on a quarterly basis for the periods from March 31, 2015 through March 31, 2018 with a standard cure provision if the EBITDA minimums are not met; and limits the annual aggregate capital expenditures to $18.0 million in 2013 and 2014. As of June 30, 2014, we are in compliance with all of our covenants.

Substantially all of the assets of Tropicana Las Vegas are pledged as collateral under the Amended and Restated Loan and priority of liens and security interest were granted to our lenders. The lenders have agreed to release their security interest in a one acre (approximately) parcel for future development. Pursuant to the terms of the Amended and Restated Loan, we are required to maintain an interest reserve account for payments of quarterly interest. As of June 30, 2014 and December 31 2013, the interest reserve account had a balance of $2.5 million and $3.7 million, respectively. The following table provides interest incurred on the Amended and Restated Loan for the periods indicated ($ in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest incurred	$613	$537	$1,240	$1,015

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Amortization of debt issuance cost	$175	$175	$351	$328

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Principal payments under capital leases	$209	$231	$417	$342

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Financing Payable

Effective May 1, 2014, the Company entered into financing agreement with AFCO Premium Credit LLC to finance the insurance premium related to property insurance coverage in the amount of $315,421. This obligation covers a twelve month period with a finance charge of $4,810 or a 3.196% interest rate.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Management fee expense	$630	$545	$1,257	$963

For both Armenco and Trilliant, the Amended and Restated Loan restricts our payments of management fees until the earlier of a) the date on which the outstanding principal has been repaid in full or b) the date on which EBITDA for the prior 12 month period is equal to or greater than $20.0 million, and upon the condition that no default or event of default is continuing under the Amended and Restated Loan. However, the Amended and Restated Loan does permit the Company to pay a portion of the management fees for reimbursement of tax liabilities actually incurred and paid. As of June 30, 2014 and December 31, 2013, we have $8.4 million and $7.2 million, respectively, recorded as accrued management fees due Armenco and Trilliant. We have not accrued interest on these management fees since these fees are subject to certain restrictions under the Amended and Restated Loan.

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

Self-Insurance Reserves

We are self-insured up to certain stop-loss amounts for employee health coverage for non-union employees as well as workers compensation and general liability cost. Insurance claims and reserves include accruals of estimated settlements for known claims as provided by a third party. In estimating these accruals, we consider historical loss experience and make judgments about the expected levels of costs per claim. We believe our estimates of future liability are reasonable based upon our methodology; however, changes in health care costs, accident frequency and severity and other factors could materially affect the estimate for these liabilities. We continually monitor changes in claim type and incident and evaluate the insurance accrual making necessary adjustments based on the evaluation of these qualitative data points. As of June 30, 2014 and December 31, 2013, the estimated liabilities for unpaid and incurred but not reported claims totaled $1.0 million and $1.0 million, respectively.

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

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We also have a promotion for new members, Even the Odds Program (“Even the Odds”), which allows first-time customers to be reimbursed for their losses up to $200. Under the current promotion rules, a customer’s actual rated slot loss up to $200 is reimbursed in free slot play with 50% reimbursement on the first day of sign up and the remaining 50% is reimbursed thirty days after their loss up to one year from initial play. We record a liability for the estimated cost of the reimbursements under Even the Odds based on our estimate of redemption. As of June 30, 2014 and December 31, 2013, the estimated accrual for the costs of the Program and Even the Odds redemption totaled $0.4 million and $0.3 million, respectively.

Termination of a Property Lease

Effective July 29, 2013, the BBCLV, LLC and The One Group (collectively, the “Tenant”) relinquished the operation of the nightclub and beach club to us. We are operating the upscale venues for private events and have renamed the venues Havana Room and Beach Club. Effective May 1, 2014, we reached a settlement agreement with the Tenant whereby: i) we will retain their $0.2 million security deposit which will be utilized to offset previous billings to the Tenant; ii) the Tenant will make a payment for previously incurred Live Entertainment Taxes and provide an escrow account for potential additional Live Entertainment Taxes incurred during their period of occupancy, iii) the Tenant will make a payment for certain missing equipment; and, iv) the Tenant will transfer certain personal property and leasehold improvements to us in lieu of us enforcing the 10 year lease guaranty of $0.5 million. The Company conducted an extensive review of the assets that were delivered to the Tenant as well as the bill of sale provided in the settlement agreement. Based upon estimated fair market value, we have recognized $1.5 million in personal property and leasehold improvements derived from the settlement and have written off $0.9 million of our existing assets due to replacements by the Tenant.

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

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The professionals employed at the expense of the bankruptcy estates of the Predecessor and other debtors have filed applications for allowance of approximately $13.5 million in professional fees and expenses against the Predecessor. We dispute and have objected to many of those applications in advance of hearings before the Bankruptcy Court, the first of which occurred on May 11, 2011, and addressed issues of allocation of fees and expenses between the Predecessor and TEH. Following the May 11, 2011 hearing, the Bankruptcy Court requested post-hearing submissions from the parties, which were filed on June 30, 2011. A second hearing on all other issues subject to the objections will occur approximately eight (8) weeks after the resolution of the allocation issues, which have been under submission with, and pending a ruling from the Bankruptcy Court. We believe that our potential liability in respect of such claimed professional fees and expenses is approximately $3.4 million. Management cannot predict the outcome of these Bankruptcy claims and proceedings, therefore, no assurance can be provided as to the ultimate amount that will be paid. We currently have approximately $5.0 million in restricted funds reserved as well as accrued in connection with the reorganization of the Predecessor for the sole purpose of satisfying liabilities related to professional services incurred as part of the Chapter 11 Cases.

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

8. Stockholders’ Equity and Net Loss Per Share

Changes in Stockholders’ Equity

Changes in stockholders’ equity for the six months ended June 30, 2014 were as follows ($ in thousands):

Balance, December 31, 2013	$271,476
Share-based compensation	4
Net loss	(7,395)
Accumulated other comprehensive income (loss)	—
Balance, June 30, 2014	$264,085

Net Loss per Share

Basic net loss per share includes no dilution and is calculated by dividing net loss attributable to the Company by the weighted average number of shares of common stock outstanding during each period. Diluted net loss per share reflects the potential dilution of securities that could share in the earnings or losses of the entity. Due to the net loss in all periods presented, the calculation of diluted per share amounts would create an anti-dilutive result and therefore is not presented. As a result, basic EPS is equal to diluted EPS for the three and six months ended June 30, 2014 and 2013. The following table shows the number of shares which were excluded from the computation of diluted loss per share for the periods indicated, as they were anti-dilutive (shares in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Convertible preferred shares	17,554	9,786	17,554	9,786

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

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

There have been no cash dividends declared on our preferred stock since we issued each preferred stock series. We do not intend to pay cash dividends on our preferred stock for the foreseeable future. Our Amended and Restated Loan prohibits us from declaring dividends as long as there is outstanding debt. As of June 30, 2014, we had approximately $122.2 million in unrecorded dividend liability.

9. Share-Based Compensation

Under three separate Non-Employee Director Restricted Stock Plans (2010, 2011 and 2013), we have granted restricted common stock to each of our non-employee directors. Each non-employee director was granted 4,000 restricted common stock shares with the first 1,000 shares being immediately vested. The remaining 3,000 shares will vest equally over three years on the anniversary grant date. The following table provides a summary of the status and changes of the unvested restricted common stock under each of the plan for the three months ending June 30, 2014.

	Number of Unvested Restricted Shares	Weighted Average Grant Date Fair Value
Unvested, 3-31-14	4,000	$6.37
Granted	—	—
Vested	—	—
Forfeited	—	—
Unvested, 6-30-14	4,000	$6.37

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Share-based compensation expense	$1,972	$3,667	$3,945	$7,334

10. Employee Benefit Plans

Collective bargaining agreements

A significant portion of our labor force is covered by collective bargaining agreements. Although unions have been active in Las Vegas, we believe that we have a good working relationship with our union employees. We are currently negotiating with three separate unions covering approximately 115 employees. As June 30, 2014, 977 of our 1,554 employees, or 63%, were covered by collective bargaining agreements.

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

				Contributions for		Contributions for
				Three Months Ended June 30,		Six Months Ended June 30,
Pension Plan Legal Name	Plan No.	Employer Identification No.	Expiration Date	2014	2013	2014	2013
Southern Nevada Culinary Workers and Bartenders Pension Plan Trust	001	88-6016617	5/31/18	$266,842	$226,992	$541,950	$449,970
Nevada Resort Association I.A.T.S.E. Local 720 Pension Trust	001	51-0144767	12/31/18	58,825	4,029	65,450	11,032
Western Conference of Teamsters Pension Trust	001	91-0681009	(M-T-M)	92,052	109,743	198,085	201,593
Central Pension Fund of the International Union of Operating Engineers and Participating Employers	001	36-6052390	(M-T-M)	64,387	68,212	136,258	131,962
Southwest Carpenters Joint Trust Fund	001	95-6042875	7/31/14	14,882	14,099	29,148	31,040
National Electrical Benefit Fund	001	88-6023284	2/28/17	4,257	5,088	9,152	9,456
International Painters and Allied Trades Industry Pension Fund	001	52-6073909	Tentatively 6/30/18	5,812	6,733	12,442	14,546
Total Contributions				$507,057	$434,896	$992,485	$849,599

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

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11. Subsequent Events

Financing Payable

Effective July 1, 2014, the Company entered into financing agreement with AFCO Premium Credit LLC to finance the insurance premiums related to general liability, workers compensation, umbrella, errors and omission, and auto insurance coverage in the amount of $521,358. This obligation covers an eleven month period with an initial down payment and a finance charge of $7,661 or a 3.196% interest rate.

Termination of Mamma Mia! Production Show

On July 21, 2014, the Company received notice that the production of Mamma Mia! will close on August 3, 2014 with the last performance being on that day. Based upon an initial evaluation, management believes that this will not have a material adverse impact on the Company’s financial position or results of operations.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with management’s discussion and analysis contained in our 2013 Annual Report on Form 10-K, and subsequent reports on Form 10-Q and Form 8-K, as well as the condensed consolidated financial statements and the notes hereto included in this Quarterly Report on Form 10-Q. This discussion contains certain “forward-looking statements,” including information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements speak only as of the date the statements are made. You should not put undue reliance on any forward-looking statements. Our actual results may differ materially from those discussed in these forward-looking statements because of the risks and uncertainties inherent in future events.

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

Current Economic Conditions. Over the past 20 years, Las Vegas has become one of the fastest growing and largest entertainment markets in the United States. During 2013, the economic environment in the gaming and hotel markets in Las Vegas continued to improve from prior years with increased levels of gaming revenue and hotel room demand. While these gaming and hotel statistics have increased from prior year levels, uncertainty still exists in the Las Vegas market. During 2013, the average daily room rate increased 2.4%, visitation remained relatively flat at 39.7 million visitors, and Las Vegas Strip gaming revenues increased 4.8% (without baccarat 1.5%), all as compared to the year ended December 31, 2012. For the first six months of 2014, the average daily room rate for the Las Vegas Strip increased 6.9%, visitation increased 4.2% and Las Vegas Strip gaming revenues increased 3.5% as compared to the six months ended June 30, 2013. Volume and gaming statistics noted above are released by the Las Vegas Convention and Visitors Authority and the Nevada Gaming Control Board.

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

Property Updates – Remodeled Theater. The MAMMA MIA! production show began performances on May 8th with the show running nightly from Saturday through Thursday each week. On July 21, 2014, the Company received notice that the show will close on August 3, 2014 with the last performance being on that day.

Property Updates – Collective Bargaining Agreement. In March 2014, we reached a collective bargaining agreement with the Culinary Union and Bartenders Union Local 165 that covers about 810 Tropicana’s employees. We are currently negotiating with three separate unions covering approximately 115 employees. As June 30, 2014, 977 of our 1,554 employees, or 63%, were covered by collective bargaining agreements.

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

Results of Operation

The following table highlights our results of operations ($ in thousands):

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
	2014	2013	Change	2014	2013	Change
Net revenues	$29,008	$26,905	8%	$56,157	$47,785	18%
Operating expenses	31,886	31,172	2%	61,946	61,029	2%
Operating loss	(2,878)	(4,267)	(33)%	(5,789)	(13,244)	(56)%

Interest expense, net	(796)	(723)	10%	(1,606)	(1,366)	18%
Net loss	$(3,674)	$(4,990)	(26)%	$(7,395)	$(14,610)	(49)%

The following table highlights our various sources of revenues and expenses as compared to the prior period ($ in thousands):

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
	2014	2013	Change	2014	2013	Change
Casino revenues	$10,276	$11,124	(8)%	$20,283	$18,694	9%
Casino expenses	6,744	8,131	(17)%	13,282	15,299	(13)%
Margin	34%	27%		35%	18%

Room revenue	$12,683	$11,116	14%	$24,824	$19,956	24%
Room expense	5,898	5,150	15%	10,836	9,447	15%
Margin	54%	54%		56	53

Food and beverage revenues	$7,116	$6,288	13%	$13,413	$11,703	15%
Food and beverage expenses	5,961	5,037	18%	11,171	9,703	15%
Margin	16	20		17	17

Other revenues	$1,524	$1,219	25%	$2,721	$2,701	1%
Other expenses	1,401	967	45%	2,723	2,242	21%

Three months ended June 30, 2014 (“Current Quarter”) compared to the three months ended June 30, 2013 (“Prior Year Quarter”)

Net Revenue. Net revenues increased by $2.1 million or 8% for the Current Quarter as compared to the Prior Year Quarter primarily as a result of a double digit increases in all revenues except for an 8% decrease in casino revenue.

Operating Loss. The operating loss decreased by $1.4 million or 33% for the Current Quarter as compared to the Prior Year Quarter primarily as a result of the higher net revenues noted above as well as cost containment efforts.

Casino. Casino revenues decreased $0.8 million or 8% for the Current Quarter as compared to the Prior Year Quarter. Table game revenues accounted for $0.6 million of the decrease in casino revenues as a result of a lower hold percentage as well as a 16% decrease in the table game drop. Slot revenues accounted for $0.2 million of the decrease in casino revenues due primarily to 7% decrease in the slot handle slightly offset by an increase in the hold percentage. Casino expenses decreased by $1.4 million or 17% for the Current Quarter as compared to the Prior Year Quarter due primarily to decreases in payroll, complimentaries, bad debt expense, special events, participation fees, and gaming taxes. The majority of these cost reductions were driven by cost containment efforts. As a result of the decreased casino expenses, the casino operating margin increased 7 percentage points in the Current Quarter as compared to the Prior Year Quarter.

Room. Room revenue increased $1.6 million or 14% for the Current Quarter as compared to the Prior Year Quarter, which was attributable to an increase in average daily rate to $91 from $85 and an increase in occupancy percentage to 94.0% from 88.1% for the same previous period. Room expenses increased by $0.7 million or 15% for the Current Quarter as compared to the Prior Year Quarter due to increases in payroll, credit card fees and the additional franchise fees associated with the Hilton agreement. The hotel operating margin remained flat in the Current Quarter as compared to the Prior Year Quarter.

Food and Beverage. Food and beverage revenues increased $0.8 million or 13% for the Current Quarter as compared to the Prior Year Quarter. The increase was primarily due to the improved occupancy rate and the new special events business in the Havana Room and Beach Club. Food and beverage expenses increased $0.9 million or 18% for the Current Quarter as compared to the Prior Year Quarter, primarily due to higher payroll, cost of goods sold, and other operating expenses. As the result of the increase in food and beverage expenses, the food and beverage operating margin decreased 4 percentage points in the Current Quarter as compared to the Prior Year Quarter.

Other. Other revenues primarily include income from convention services, entertainment and leased outlets. Other revenues increased by $0.3 million or 25% for the Current Quarter as compared to the Prior Year Quarter commensurate with an increase in our convention and theater revenue. Other expenses increased $0.4 million or 45% primarily due to convention expenses.

Selling, General and Administrative. Selling, general and administrative expenses increased $0.7 million or 18% for the Current Quarter as compared to the Prior Year Quarter. The increase in selling, general and administrative expenses is primarily the result of increases in property marketing expenses and management fees.

Maintenance and Utilities. Maintenance and utilities expense increased $0.1 million or 2% for the Current Quarter as compared to the Prior Year Quarter primarily due to higher utilities.

Depreciation and Amortization. Depreciation and amortization expense decreased $0.1 million or 3% for the Current Quarter as compared to the Prior Year Quarter primarily due to retiring certain assets.

Loss on Assets Disposals. We wrote-off $0.9 million of property and equipment for the Current Quarter based upon a tenant lease settlement whereby our existing assets were replaced by the tenant.

Gain on Lease Terminations. We recognized a $1.5 million gain for the Current Quarter based upon a tenant lease settlement whereby we received $1.5 million in personal property and leasehold improvements.

Interest Expense. Interest expense increased $0.1 million or 10% for the Current Quarter as compared to the Prior Year Quarter due to higher outstanding borrowings under the Amended and Restated Loan.

Six months ended June 30, 2014 (“Current Period”) compared to the six months ended June 30, 2013 (“Prior Year Period”)

Net Revenue. Net revenues increased $8.4 million or 18% for the Current Period as compared to the Prior Year Period due to higher revenue across all revenue categories.

Operating Loss. The operating loss decreased by $7.5 million or 56% for the Current Period as compared to the Prior Year Period primarily as result of the higher revenues noted above partially offset by a slight 2% increase in operating expenses.

Casino. Casino revenues increased $1.6 million or 9% for the Current Period as compared to the Prior Year Period. Table game revenues accounted for $1.2 million of the increase in casino revenues as a result of higher hold percentage than in the first quarter of 2013. Slot revenues accounted for $0.4 million of the increase in casino revenues due primarily to an increase in the hold percentage. Casino expenses decreased $2.0 million or 13% for the Current Period as compared to the Prior Year Period. The majority of the decrease was associated with a decrease in payroll, complimentaries, bad debt expense, special events, and participation fees driven by cost containment efforts. As a result of the higher revenues and lower casino expenses, the casino operating margin increased 17 percentage points in the Current Period as compared to the Prior Year Period.

Room. Room revenue increased $4.9 million or 24% for the Current Period as compared to the Prior Year Period, which was attributable to an increase in average daily rate to $94 from $85 as well as an increase in occupancy percentage to 90.1% from 81.5% for the same period. Room expense increased $1.4 million for the Current Period as compared to the Prior Year Period, due to increases in payroll, credit card fees, guest room supplies, laundry services and the additional franchise fees associated with the Hilton agreement. As the result of the increased room revenue, the hotel operating margin increased 3 percentage points in the Current Period as compared to the Prior Year Period.

Food and Beverage. Food and beverage revenues increased $1.7 million or 15% for the Current Period as compared to the Prior Year Period. The increase was primarily due to the improved occupancy rate and the new special events business in the Havana Room and Beach Club. Food and beverage expenses increased $1.5 million or 15% for the Current Period as compared to the Prior Year Period primarily due to higher payroll, cost of goods sold, and other operating expenses. As a result of the comparable revenue and expense increases, the food and beverage operating margin remained flat at 17 percentage points for both the Current Period and the Prior Year Period.

Other. Other revenues primarily include income from convention services, entertainment, and leased outlets. Other revenues remained flat at $2.7 million for both the Current Period and the Prior Year Period. However, there was shift in revenue from miscellaneous to convention revenue in the Current Period. Other expenses increased $0.5 million or 21% primarily due to convention expenses.

Selling, General and Administrative. Selling, general and administrative expenses increased $0.6 million or 7% for the Current Period as compared to the Prior Year Period. The increase in selling, general and administrative expenses is primarily the result of increases in property marketing expenses and management fees slightly offset by lower general liability claims and legal expenses.

Maintenance and Utilities. Maintenance and utilities expense increased $0.1 million or 2% for the Current Period as compared to the Prior Year Period due to higher utilities and outside repair expenses slightly offset by lower payroll expenses.

Depreciation and Amortization. Depreciation and amortization expense decreased $0.1 million or 1% for the Current Period as compared to the Prior Year Period primarily due to retiring certain assets.

Loss on Assets Disposals. We wrote-off $0.9 million of property and equipment for the Current Period based upon a tenant lease settlement whereby our existing assets were replaced by the tenant. In the Prior Period, we wrote off $0.3 million due to retiring certain assets.

Gain on Lease Terminations. We recognized a $1.5 million gain for the Current Quarter based upon a tenant lease settlement whereby we received $1.5 million in personal property and leasehold improvements.

Interest Expense. Interest expense increased $0.2 million or 18% for the Current Period as compared to the Prior Year Period due to increase in borrowings to cover capital expenditures and the 2013 operating loss. We were able to pay down $2.0 million in borrowings in April and May 2014 given our improved cash flow from operations.

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

The Amended and Restated Loan contains customary affirmative, negative and financial covenants. The covenants, among other things, restrict, subject to certain exceptions, our ability to: incur additional indebtedness; create liens on property or assets; make certain investments; engage in mergers or consolidations; sell assets; pay dividends or make distributions; engage in certain transactions with affiliates; enter into sale-leaseback transactions; and pay management fees. In addition, the Amended and Restated Loan requires us to: maintain a $2.0 million cash balance; meet certain EBITDA minimums on a quarterly basis for the periods from March 31, 2015 through March 31, 2018 with a standard cure provision if the EBITDA minimums are not met; and limits the annual aggregate capital expenditures to $18.0 million in 2013 and 2014. As of June 30, 2014, we are in compliance with all of our covenants.

Substantially all of the assets of Tropicana Las Vegas are pledged as collateral under the Amended and Restated Loan and priority of liens and security interest were granted to our lenders. The lenders have agreed to release its security interest in approximately one acre parcel for future development. Pursuant to the terms of the Amended and Restated Loan, we are required to establish an interest reserve account for payments of quarterly interest. As of June 30, 2014, the interest reserve account had a balance of $2.5 million.

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

Cash Flows from Operating Activities

During the Current Period, cash flows provided by operating activities were $3.8 million as compared to $0.4 million used in the Prior Year Period, reflective of an 18% increase in net revenues as discussed above.

Cash Flows Used in Investing Activities

Cash used for capital expenditures were approximately $1.9 million offset by $0.1 million in proceeds from sale of assets and a settlement agreement. The primary projects completed during the Current Period included 2013 carryover projects, theater expansion and various capital maintenance projects. During the Prior Year Period, cash used for capital expenditures was approximately $11.2 million which was the result of the completion of our bungalow-styled room renovations, theater remodel and bathroom renovations.

Cash Flows Provided by Financing Activities

During the Current Period, we paid down $2.0 million on our Revolver C loan, paid $0.4 million in principal payments under the capital leases and entered into a $0.3 million financing arrangement for insurance coverage. For the Prior Year Period, we borrowed $24.7 million to complete capital expenditures and to pay down our Revolver C loan of $10 million. Revolver C carries a higher interest rate than Revolver A, thus allowing us to lower our overall financing cost. In addition, we paid $0.3 million in principal payments under capital leases. As of June 30, 2014, we had remaining borrowing capacity of $7.5 million under the Amended and Restated Loan.

Off-Balance Sheet Arrangements

We have no special purpose entities, financing partnerships, guarantees or off-balance sheet arrangements other than $0.2 million of outstanding letter of credits discussed in Note 7 “Commitments and Contingencies” to the condensed consolidated financial statements.

Contractual Obligations

With the exception of payments made in relationship to our capital leases, there were no material changes during the three months ended June 30, 2014 to our contractual obligations as disclosed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2013.

Critical Accounting Policies

A description of our critical accounting policies can be found in the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2013. For a further discussion of our accounting policies, see Note 2 to the condensed consolidated financial statements in this Form 10-Q. There were no material changes to our critical accounting policies during the three months ended June 30, 2014.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our use of debt exposes us to interest rate risk. As of June 30, 2014, all of our long-term debt and capital leases had fixed interest rates which eliminated our exposure to fluctuation of interest rates. However, as our fixed rate debt matures, and if additional debt is acquired to fund the debt payment, future earnings and cash flows may be affected by changes in interest rates. The following table set forth our long-term debt obligations and the related interest rates as of June 30, 2014 ($ in thousands):

Type	Expected Maturity	Interest Rate	Principal Outstanding
Obligations under capital leases	Dec 2014 –Jul 2015	0.0% to 6.9%	$1,010
Revolver A, $50.0 million limit	April 2018	Fixed at 4.0%	49,765
Revolver B, $5.0 million limit	April 2018	Fixed at 5.0%	5,000
Revolver C, $10.0 million limit	April 2018	Fixed at 6.0%	2,500
Total debt			$58,275

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

31.1*	Certification pursuant to Section 302 of the Sarbanes—Oxley Act of 2002.
31.2*	Certification pursuant to Section 302 of the Sarbanes—Oxley Act of 2002.
32.1*	Certification pursuant to Section 906 of the Sarbanes—Oxley Act of 2002.
32.2*	Certification pursuant to Section 906 of the Sarbanes—Oxley Act of 2002.

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

______________________________________

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

Date: August 5, 2014	By:	/s/ Alex Yemenidjian
Alex Yemenidjian
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 5, 2014	By:	/s/ Jason Goudie
Jason Goudie
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)