Form 10-Q
period 2014-09-30
Tropicana Las Vegas Hotel & Casino, Inc.
filed 2014-11-05
CIK 1479046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

As of October 31, 2014, there were 4,668,151 shares outstanding of the registrant’s Class A Common Stock, $0.01 par value and no shares outstanding of the registrant’s Class B Common Stock, $0.01 par value. The issued and outstanding equity securities of the registrant are not publicly traded.

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,466	$9,363
Restricted cash	6,860	7,839
Receivables, net	4,266	3,941
Inventories	584	797
Prepaid expenses and other current assets	2,782	2,393
Total current assets	21,958	24,333
Long-term restricted cash	—	879
Property and equipment, net	321,059	331,122
Other assets, net	3,677	4,231
TOTAL ASSETS	$346,694	$360,565

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$720	$784
Financing payable	588	—
Accounts payable	9,810	9,833
Construction payable	53	439
Accrued payroll and related	4,362	5,140
Accrued gaming and related	1,532	1,597
Other accrued expenses and current liabilities	4,150	3,597
Total current liabilities	21,215	21,390
Long-term debt, less current portion	58,390	59,850
Accrued management fees	8,811	7,162
Other long-term liabilities	427	687
TOTAL LIABILITIES	88,843	89,089

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS’ EQUITY:
Class A convertible participating preferred stock, $0.01 par value, 750,000 shares authorized, issued and outstanding	8	8
Class A series 2 convertible participating preferred stock, $0.01 par value, 545,702 shares authorized, 545,585 shares issued and outstanding	5	5
Class A series 3 convertible participating preferred stock, $0.01 par value, 350,000 shares authorized, issued and outstanding	3	3
Class A series 4 convertible participating preferred stock, $0.01 par value, 416,500 shares authorized, issued and outstanding	4	4
Class A common stock, $0.01 par value, 16,500,000 shares authorized, 4,668,151 and 4,666,151 shares issued and outstanding, respectively	47	47
Class B common stock, $0.01 par value, 16,500,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	436,206	436,201
Accumulated deficit	(178,422)	(164,792)
Total stockholders’ equity	257,851	271,476
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$346,694	$360,565

The accompanying notes are an integral part of these condensed consolidated financial statements.

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

REVENUES:
Casino	$9,549	$9,924	$29,832	$28,618
Room	11,434	10,622	36,259	30,578
Food and beverage	6,745	5,722	20,158	17,424
Other	1,201	1,077	3,922	3,779
Gross revenues	28,929	27,345	90,171	80,399
Less promotional allowances	(2,539)	(2,618)	(7,623)	(7,887)
Net revenues	26,390	24,727	82,548	72,512

OPERATING EXPENSES:
Casino	6,511	6,420	19,793	21,719
Room	5,885	5,044	16,721	14,491
Food and beverage	5,616	4,784	16,788	14,487
Other	1,202	1,000	3,925	3,242
Selling, general and administrative	4,785	4,929	14,388	13,946
Maintenance and utilities	3,416	3,262	9,422	9,145
Depreciation and amortization	4,407	4,432	13,387	13,548
Loss on asset disposals, net	—	23	871	345
Gain on lease termination	—	—	(1,528)	—
Total operating expenses	31,822	29,894	93,767	90,923

OPERATING LOSS	(5,432)	(5,167)	(11,219)	(18,411)

OTHER (EXPENSES) INCOME:
Interest income	1	30	2	32
Interest expense	(805)	(767)	(2,413)	(2,135)
Total other (expenses) income	(804)	(737)	(2,411)	(2,103)

NET LOSS	(6,236)	(5,904)	(13,630)	(20,514)

Other comprehensive income (loss)	—	—	—	—

COMPREHENSIVE LOSS	$(6,236)	$(5,904)	$(13,630)	$(20,514)

NET LOSS PER COMMON SHARE
Basic and diluted	$(1.34)	$(1.27)	$(2.92)	$(4.40)

Weighted average common shares outstanding:
Basic and diluted	4,667	4,665	4,667	4,663

The accompanying notes are an integral part of these condensed consolidated financial statements.

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Nine Months Ended
	September 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,630)	$(20,514)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	13,387	13,548
Share-based compensation	5	12
Amortization of debt issuance costs	527	504
Loss on disposition of assets	871	345
Gain on lease termination	(1,528)	—
Changes in operating assets and liabilities:
Receivables, net	(325)	(178)
Inventories, prepaid expenses and other assets	(176)	(29)
Restricted cash	1,858	1,593
Other assets	13	68
Accounts payable, accrued expenses and other current liabilities	1,076	2,670
Net cash provided by (used in) operating activities	2,078	(1,981)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,637)	(12,742)
Change in construction payable	(386)	(1,309)
Proceeds in a lease termination for replacement property and equipment	50	—
Proceeds from sale of property and equipment	43	1
Net cash used in investing activities	(2,930)	(14,050)

CASH FLOWS FROM FINANCING ACTIVITES:
Borrowings under loan agreement	1,000	26,164
Borrowings under financing payable	786	—
Payments under loan agreement	(2,000)	(10,000)
Payments under financing payable	(198)	—
Principal payments on capital leases	(633)	(619)
Debt issuance costs	—	(89)
Net cash provided by (used in) financing activities	(1,045)	15,456

Net decrease in cash and cash equivalents	(1,897)	(575)
Cash and cash equivalents, beginning of period	9,363	8,355
Cash and cash equivalents, end of period	$7,466	$7,780

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$1,885	$1,633
Property and equipment financed by debt	109	1,194
Property and equipment received in a lease termination	1,478	—
Preferred stock issued for payment of debt issuance costs	—	1,300

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

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications

Certain reclassifications were made to the condensed consolidated financial statements for the three and nine months ended September 30, 2013 in order to conform to the presentation used for three and nine months ended September 30, 2014. Effective January 1, 2014, we record discounts as contra revenue against food and beverage revenue. For three and nine months ended September 30, 2013, we re-classified $0.1 million and $0.4 million of promotional discounts (i.e., coupons) into contra revenue against food and beverage revenue. These reclassifications had no effect on the previously reported net revenues.

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

Fair value is defined in the authoritative guidance as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance also establishes a framework for measuring fair value and expands disclosures about fair value measurements. The fair value framework requires the categorization of assets and liabilities into three levels based upon assumptions (inputs) used to price the assets and liabilities. Level 1 provides the most reliable measure of fair value, whereas, Level 3 generally requires significant management judgment. The three levels are defined as follows: Level 1: quoted market prices in active markets for identical assets or liabilities; Level 2: observable market-based inputs or unobservable inputs that are corroborated by market data and Level 3: unobservable inputs that are not corroborated by market data. As of September 30, 2014, the Company had no assets or liabilities measured at fair value on a recurring basis.

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

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In August 2014, FASB issued accounting guidance, "Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern." The core principle of the new standard requires management to evaluate whether there are conditions and events that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the financial statements are issued (or available to be issued when applicable) and if so, disclose that fact. Management will be required to evaluate and disclose whether its plans alleviate that doubt. The assessment will be similar to the one auditors historically have performed under auditing standards. This standard is effective for fiscal years and interim periods within those years beginning after December 15, 2016. Accordingly, we anticipate adopting this standard in the first quarter of fiscal year 2017, even though early adoption is permitted. The Company does not expect this guidance to have a material impact on the consolidated financial statements. However, the Company needs to determine if new internal controls or changes to existing internal controls will be required to comply with the new requirements.

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

4. Property and Equipment

Property and equipment consists of the following for the periods indicated ($ in thousands):

	September 30, 2014	December 31, 2013
	(Unaudited)
Land and improvements	$203,980	$203,980
Building and improvements	127,805	123,157
Furniture, fixtures and equipment	59,447	59,358
Capital leases	2,822	2,713
Construction in progress	2,591	5,599
	396,645	394,807
Less: accumulated depreciation and amortization	(75,586)	(63,685)
Property and equipment, net	$321,059	$331,122

5. Debt

Long-term debt consists of the following for the periods indicated ($ in thousands):

	September 30, 2014	December 31, 2013
	(Unaudited)
Revolver A, $50 million limit	$49,765	$49,765
Revolver B, $5 million limit	5,000	5,000
Revolver C, $10 million limit	3,500	4,500
Other long-term debt	845	1,369
	59,110	60,634
Less current portion	(720)	(784)
Total long-term debt, net	$58,390	$59,850

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

The Amended and Restated Loan contains customary affirmative, negative and financial covenants. The covenants, among other things, restrict, subject to certain exceptions, our ability to: incur additional indebtedness; create liens on property or assets; make certain investments; engage in mergers or consolidations; sell assets; pay dividends or make distributions; engage in certain transactions with affiliates; enter into sale-leaseback transactions; and pay management fees. In addition, the Amended and Restated Loan requires us to: maintain a $2.0 million cash balance; meet certain EBITDA minimums on a quarterly basis for the periods from March 31, 2015 through March 31, 2018 with a standard cure provision if the EBITDA minimums are not met; and limits the annual aggregate capital expenditures to $18.0 million in 2013 and 2014. As of September 30, 2014, we are in compliance with all of our covenants.

Substantially all of the assets of Tropicana Las Vegas are pledged as collateral under the Amended and Restated Loan and priority of liens and security interest were granted to our lenders. The lenders have agreed to release their security interest in a one acre (approximately) parcel for future development. Pursuant to the terms of the Amended and Restated Loan, we are required to maintain an interest reserve account for payments of quarterly interest. If the following conditions are met, the lenders are obligated to disburse all amounts remaining in the interest reserve account as of December 31, 2014 to the Company: (i) no defaults or events of default have occurred and are then continuing, (ii) the Company has delivered the annual budget for Fiscal Year 2015 to the administrative agent that the administrative agent has approved it, and (iii) the Company and the lenders have mutually agreed upon financial covenants for EBITDA covering Fiscal Year 2015. As of September 30, 2014 and December 31, 2013, the interest reserve account had a balance of $1.9 million and $3.7 million, respectively.

The following table provides interest incurred on the Amended and Restated Loan for the periods indicated ($ in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest incurred	$621	$581	$1,861	$1,596

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Amortization of debt issuance cost	$176	$175	$527	$504

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Principal payments under capital leases	$216	$278	$633	$619

Financing Payables

Effective May 1, 2014, the Company entered into financing agreement with AFCO Premium Credit LLC to finance the insurance premium related to property insurance coverage in the amount of $315,421. This obligation covers a twelve month period with an initial down payment and a finance charge of $4,810 or a 3.196% interest rate.

Effective July 1, 2014, the Company entered into financing agreement with AFCO Premium Credit LLC to finance the insurance premiums related to general liability, workers compensation, umbrella, errors and omission, and auto insurance coverage in the amount of $518,298. This obligation covers an eleven month period with an initial down payment and a finance charge of $7,612 or a 3.196% interest rate.

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

The Management Agreement provides for Trilliant Management to assist us in the management and operation of Tropicana Las Vegas beginning December 1, 2010 and terminating on November 30, 2020. For each fiscal year or portion thereof during the term of the Management Agreement, we will pay Trilliant Management a fee equal to the sum of 2% of all revenue from the operation of Tropicana Las Vegas (the “Revenue Fee”) and 5% of EBITDA after reduction of the Revenue Fee (each as defined). The following table provides management fees recorded for the periods indicated and is included in selling, general and administrative expenses on the accompanying condensed consolidated statements of operations and comprehensive (loss) income ($ in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Management fee expense	$473	$487	$1,730	$1,450

For both Armenco and Trilliant Management, the Amended and Restated Loan restricts our payments of management fees until the earlier of a) the date on which the outstanding principal has been repaid in full or b) the date on which EBITDA for the prior 12 month period is equal to or greater than $20.0 million, and upon the condition that no default or event of default is continuing under the Amended and Restated Loan. However, the Amended and Restated Loan does permit the Company to pay a portion of the management fees for reimbursement of tax liabilities actually incurred and paid. In July 2014, we paid Trilliant Management $81,262 for management fees associated with income tax reimbursement for 2013. As of September 30, 2014 and December 31, 2013, we have $8.8 million and $7.2 million, respectively, recorded as accrued management fees due Armenco and Trilliant Management. We have not accrued interest on these management fees since these fees are subject to certain restrictions under the Amended and Restated Loan.

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

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Self-Insurance Reserves

We are self-insured up to certain stop-loss amounts for employee health coverage for non-union employees as well as workers compensation and general liability cost. Insurance claims and reserves include accruals of estimated settlements for known claims as provided by a third party. In estimating these accruals, we consider historical loss experience and make judgments about the expected levels of costs per claim. We believe our estimates of future liability are reasonable based upon our methodology; however, changes in health care costs, accident frequency and severity and other factors could materially affect the estimate for these liabilities. We continually monitor changes in claim type and incident and evaluate the insurance accrual making necessary adjustments based on the evaluation of these qualitative data points. As of September 30, 2014 and December 31, 2013, the estimated liabilities for unpaid and incurred but not reported claims totaled $0.9 million and $1.0 million, respectively.

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

We also have a promotion for new members, Even the Odds Program (“Even the Odds”), which allows first-time customers to be reimbursed for their losses up to $200. Under the current promotion rules, a customer’s actual rated slot loss up to $200 is reimbursed in free slot play with 50% reimbursement on the first day of sign up and the remaining 50% is reimbursed thirty days after their loss up to one year from initial play. We record a liability for the estimated cost of the reimbursements under Even the Odds based on our estimate of redemption. As of September 30, 2014 and December 31, 2013, the estimated accrual for the costs of the Program and Even the Odds redemption totaled $0.4 million and $0.3 million, respectively.

Termination of a Property Lease

Effective July 29, 2013, the BBCLV, LLC and The One Group (collectively, the “Tenant”) relinquished the operation of the nightclub and beach club to us. We are operating the upscale venues for private events and have renamed the venues Havana Room and Beach Club. Effective May 1, 2014, we reached a settlement agreement with the Tenant whereby: i) we retained their $0.2 million security deposit which was used to offset previous billings to the Tenant; ii) the Tenant made a payment for previously incurred Live Entertainment Taxes and provided an escrow account for potential additional Live Entertainment Taxes incurred during their period of occupancy, iii) the Tenant made a payment for certain missing equipment; and, iv) the Tenant transferred certain personal property and leasehold improvements to us in lieu of us enforcing the 10 year lease guaranty of $0.5 million. The Company conducted an extensive review of the assets that were delivered to the Tenant as well as the bill of sale provided in the settlement agreement. Based upon estimated fair market value, we have recognized $1.5 million in personal property and leasehold improvements derived from the settlement and have written off $0.9 million of our existing assets due to replacements by the Tenant.

Termination of Mamma Mia! Production Show

On July 21, 2014, the Company received notice that the production of Mamma Mia! would close on August 3, 2014 with the last performance being on that day. Based upon an evaluation, management believes that this will not have a material adverse impact on the Company’s financial position or results of operations. The Company has added two new shows to its theater lineup beginning in November 2014.

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

8. Stockholders’ Equity and Net Loss Per Share

Changes in Stockholders’ Equity

Changes in stockholders’ equity for the nine months ended September 30, 2014 were as follows ($ in thousands):

Balance, December 31, 2013	$271,476
Share-based compensation	5
Net loss	(13,630)
Accumulated other comprehensive income (loss)	—
Balance, September 30, 2014	$257,851

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Net Loss per Share

Basic net loss per share includes no dilution and is calculated by dividing net loss attributable to the Company by the weighted average number of shares of common stock outstanding during each period. Diluted net loss per share reflects the potential dilution of securities that could share in the earnings or losses of the entity. Due to the net loss in all periods presented, the calculation of diluted per share amounts would create an anti-dilutive result and therefore is not presented. As a result, basic EPS is equal to diluted EPS for the three and nine months ended September 30, 2014 and 2013. The following table shows the number of shares which were excluded from the computation of diluted loss per share for the periods indicated, as they were anti-dilutive (shares in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Convertible preferred shares	18,096	16,016	18,096	16,016

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

There have been no cash dividends declared on our preferred stock since we issued each preferred stock series. We do not intend to pay cash dividends on our preferred stock for the foreseeable future. Our Amended and Restated Loan prohibits us from declaring dividends as long as there is outstanding debt. As of September 30, 2014, we had approximately $132.3 million in unrecorded dividend liability.

9. Share-Based Compensation

Under three separate Non-Employee Director Restricted Stock Plans (2010, 2011 and 2013), we have granted restricted common stock to each of our non-employee directors. Each non-employee director was granted 4,000 restricted common stock shares with the first 1,000 shares being immediately vested. The remaining 3,000 shares will vest equally over three years on the anniversary grant date. The following table provides a summary of the status and changes of the unvested restricted common stock under each of the plan for the three months ending September 30, 2014.

	Number of Unvested Restricted Shares	Weighted Average Grant Date Fair Value
Unvested, 6-30-14	4,000	$3.47
Granted	—	—
Vested	2,000	3.95
Forfeited	—	—
Unvested, 9-30-14	2,000	$3.00

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We account for share-based awards exchanged for services in accordance with the authoritative accounting guidance for share-based payments. Under the guidance, share-based compensation expense is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense, net of estimated forfeitures, on a straight-line basis over the requisite service period of the award. The following table provides the share-based compensation expense recorded for the periods indicated and is included in selling, general and administrative expenses on the accompanying condensed consolidated statements of operations and comprehensive loss.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Share-based compensation expense	$1,973	$4,722	$5,917	$12,056

10. Employee Benefit Plans

Collective bargaining agreements

A significant portion of our labor force is covered by collective bargaining agreements. Although unions have been active in Las Vegas, we believe that we have a good working relationship with our union employees. We are currently negotiating with one union covering approximately 18 employees. As of September 30, 2014, 924 of our 1,485 employees, or 62%, were covered by collective bargaining agreements.

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

				Contributions for		Contributions for
				Three Months Ended September 30,		Nine Months Ended September 30,
Pension Plan Legal Name	Plan No.	Employer Identification No.	Expiration Date	2014	2013	2014	2013
Southern Nevada Culinary Workers and Bartenders Pension Plan Trust	001	88-6016617	5/31/18	$312,435	$290,024	$854,385	$739,994
Nevada Resort Association I.A.T.S.E. Local 720 Pension Trust	001	51-0144767	12/31/18	34,550	5,730	100,000	16,763
Western Conference of Teamsters Pension Trust	001	91-0681009	3/31/18	114,218	104,127	312,303	305,720
Central Pension Fund of the International Union of Operating Engineers and Participating Employers	001	36-6052390	(M-T-M)	65,222	75,498	201,480	207,460
Southwest Carpenters Joint Trust Fund	001	95-6042875	7/31/19	17,332	14,564	46,480	45,604
National Electrical Benefit Fund	001	88-6023284	2/28/17	5,004	4,923	14,156	14,379
International Painters and Allied Trades Industry Pension Fund	001	52-6073909	6/30/18	6,753	6,841	19,195	21,387
Total Contributions				$555,514	$501,707	$1,547,999	$1,351,307

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

Current Economic Conditions. Over the past 20 years, Las Vegas has become one of the fastest growing and largest entertainment markets in the United States. During 2013 and through September 2014, the economic environment in the gaming and hotel markets in Las Vegas continued to improve from prior years with increased levels of gaming revenue and hotel room demand. While these gaming and hotel statistics have increased from prior year levels, uncertainty still exists in the Las Vegas market. During 2013, the average daily room rate increased 2.4%, visitation remained relatively flat at 39.7 million visitors, and Las Vegas Strip gaming revenues increased 4.8% (without baccarat 1.5%), all as compared to the year ended December 31, 2012. For the first nine months of 2014, the average daily room rate for the Las Vegas Strip increased 6.0%, visitation increased 3.8% and Las Vegas Strip gaming revenues increased 0.6% as compared to the nine months ended September 30, 2013. Volume and gaming statistics noted above are released by the Las Vegas Convention and Visitors Authority and the Nevada Gaming Control Board.

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

Property Updates – Expanding Meeting and Convention Facilities. In August 2014, the Company announced a March 2015 completion timeframe to expand the Tropicana Pavilion which increases our meeting and convention facilities to approximately 100,000 square feet. The new 26,000 square foot Tropicana Pavilion area will offer up to 11 separate breakout rooms featuring new private restrooms. Once completed, the new space will be able to handle larger corporate meetings and events in an entirely self-contained remodeled space of 55,000 square feet.

Property Updates – Remodeled Theater. In September 2014, the Company announced that “The New Illusions” and “Raiding the Rock Vault” will both join our entertainment line-up in the Tropicana Theater. “The New Illusions” starring Jan Rouven received the Las Vegas Review-Journal’s award for Best Magic Show and will debut on Friday, November 28, 2014 with nightly performances running Saturday through Thursday at 7 pm. “Raiding the Rock Vault” was named Readers’ Choice Best of Las Vegas 2014 by the Las Vegas Review Journal and will debut on November 1, 2014 with nightly performances running Friday through Wednesday at 9 pm.

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

Results of Operation

The following table highlights our results of operations for the periods indicated ($ in thousands):

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
	2014	2013	Change	2014	2013	Change
Net revenues	$26,390	$24,727	7%	$82,548	$72,512	14%
Operating expenses	31,822	29,894	6%	93,767	90,923	3%
Operating loss	(5,432)	(5,167)	5%	(11,219)	(18,411)	(39)%

Interest expense, net	(804)	(737)	9%	(2,411)	(2,103)	15%
Net loss	$(6,236)	$(5,904)	6%	$(13,630)	$(20,514)	(34)%

The following table highlights our various sources of revenues and related expenses for the periods indicated ($ in thousands):

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
	2014	2013	Change	2014	2013	Change
Casino revenues	$9,549	$9,924	(4)%	$29,832	$28,618	4%
Casino expenses	6,511	6,420	1%	19,793	21,719	(9)%
Margin	32%	35%		34%	24%

Room revenue	$11,434	$10,622	8%	$36,259	$30,578	19%
Room expense	5,885	5,044	17%	16,721	14,491	15%
Margin	49%	53%		54%	53%

Food and beverage revenues	$6,745	$5,722	18%	$20,158	$17,424	16%
Food and beverage expenses	5,616	4,784	17%	16,788	14,487	16%
Margin	17%	16%		17%	17%

Other revenues	$1,201	$1,077	12%	$3,922	$3,779	4%
Other expenses	1,202	1,000	20%	3,925	3,242	21%

Three months ended September 30, 2014 (“Current Quarter”) compared to the three months ended September 30, 2013 (“Prior Year Quarter”)

Net Revenue. Net revenues increased by $1.7 million or 7% for the Current Quarter as compared to the Prior Year Quarter primarily as a result of increases in all revenues except for a 4% decrease in casino revenue.

Operating Loss. The operating loss increased by $0.3 million or 5% for the Current Quarter as compared to the Prior Year Quarter primarily as a result of the higher operating costs.

Casino. Casino revenues decreased $0.4 million or 4% for the Current Quarter as compared to the Prior Year Quarter. Table game revenues accounted for $0.7 million of the decrease in casino revenues as a result of a lower hold percentage as well as a slight decrease in the table game drop. Slot revenues accounted for $0.3 million of the increase in casino revenues due primarily to increase in the hold percentage. Casino expenses increased slightly by $0.1 million or 1% for the Current Quarter as compared to the Prior Year Quarter. However, the Prior Year Quarter had a one-time reversal of sales tax liability on complimentary meals to patrons and employees of $0.4 million. The reversal of sales tax liability was a result of the casino industry reaching a settlement with the Nevada Tax Commission that eliminated sales tax on complimentary meals. As a result of the decreased casino revenues offset by our cost containment efforts, the casino operating margin decreased slightly by 3 percentage points in the Current Quarter as compared to the Prior Year Quarter.

Room. Room revenue increased $0.8 million or 8% for the Current Quarter as compared to the Prior Year Quarter, which was attributable to an increase in average daily rate to $83 from $82 and an increase in occupancy percentage to 91.5% from 85.9% for the same previous period. RevPAR was $76 and $70 for the Current Quarter as compared to the Prior Year Quarter, respectively. Room expenses increased by $0.8 million or 17% for the Current Quarter as compared to the Prior Year Quarter due to increases in payroll, bad debt expense, guest room supplies, credit card fees, and additional Hilton franchise fees. As the result of the increase in hotel expenses, the hotel operating margin decreased 4 percentage points in the Current Quarter as compared to the Prior Year Quarter.

Food and Beverage. Food and beverage revenues increased $1.0 million or 18% for the Current Quarter as compared to the Prior Year Quarter. The increase was primarily due to the improved occupancy rate and the new special events business in the Havana Room and Beach Club. Food and beverage expenses increased $0.8 million or 17% for the Current Quarter as compared to the Prior Year Quarter, primarily due to higher payroll and cost of goods sold, and other operating expenses. As the result of the increase in food and beverage revenues, the food and beverage operating margin increased 1 percentage points in the Current Quarter as compared to the Prior Year Quarter.

Other. Other revenues primarily include income from convention services, entertainment and leased outlets. Other revenues increased by $0.1 million or 12% for the Current Quarter as compared to the Prior Year Quarter due to a shift in revenue from miscellaneous to convention and entertainment revenue in the Current Quarter. Other expenses increased $0.2 million or 20% relative to the increase in convention and entertainment revenues.

Selling, General and Administrative. Selling, general and administrative expenses decreased $0.1 million or 3% for the Current Quarter as compared to the Prior Year Quarter. The decrease in selling, general and administrative expenses is reflecting the Period Year Quarter reclassification primarily to casino, of a one-time reversal of sales tax liability totaling $0.4 million on complimentarily meals to patrons and employees.

Maintenance and Utilities. Maintenance and utilities expense increased $0.2 million or 5% for the Current Quarter as compared to the Prior Year Quarter primarily due to higher utilities.

Depreciation and Amortization. Depreciation and amortization expense remained flat for the Current Quarter as compared to the Prior Year Quarter.

Interest Expense. Interest expense increased slightly for the Current Quarter as compared to the Prior Year Quarter due to higher outstanding borrowings under the Amended and Restated Loan.

Nine months ended September 30, 2014 (“Current Period”) compared to the nine months ended September 30, 2013 (“Prior Year Period”)

Net Revenue. Net revenues increased $10.0 million or 14% for the Current Period as compared to the Prior Year Period due to higher revenue across all revenue categories.

Operating Loss. The operating loss decreased by $7.2 million or 39% for the Current Period as compared to the Prior Year Period primarily as result of the higher revenues noted above partially offset by a slight 3% increase in operating expenses.

Casino. Casino revenues increased $1.2 million or 4% for the Current Period as compared to the Prior Year Period. Table game revenues accounted for $0.5 million of the increase in casino revenues as a result of higher hold percentage. Slot revenues accounted for $0.7 million of the increase in casino revenues due primarily to an increase in the hold percentage. Casino expenses decreased $1.9 million or 9% for the Current Period as compared to the Prior Year Period. The majority of the decrease was associated with a decrease in payroll, complimentaries, customer entertainment, special events, and tenant expense driven by cost containment efforts. Bad debt expense was lower due to the significant one-time write-offs in the Prior Year Period. As a result of the higher revenues and lower casino expenses, the casino operating margin increased 10 percentage points in the Current Period as compared to the Prior Year Period.

Room. Room revenue increased $5.7 million or 19% for the Current Period as compared to the Prior Year Period, which was attributable to an increase in average daily rate to $90 from $84 as well as an increase in occupancy percentage to 90.6% from 83% for the same period. RevPAR was $82 and $70 for the Current Period as compared to the Prior Year Period, respectively. Room expense increased $2.2 million or 15% for the Current Period as compared to the Prior Year Period, due to increases in payroll, credit card fees, guest room supplies, laundry services, and additional Hilton franchise fees. As the result of the increased room revenues, the hotel operating margin increased 1 percentage points in the Current Period as compared to the Prior Year Period.

Food and Beverage. Food and beverage revenues increased $2.7 million or 16% for the Current Period as compared to the Prior Year Period. The increase was primarily due to the improved occupancy rate and the new special events business in the Havana Room and Beach Club. Food and beverage expenses increased $2.3 million or 16% for the Current Period as compared to the Prior Year Period primarily due to higher payroll, cost of goods sold, and other operating expenses. The food and beverage operating margin remained flat in the Current Period as compared the Prior Year Period.

Other. Other revenues primarily include income from convention services, entertainment, and leased outlets. Other revenues increased $0.1 million or 4% for the Current Period as compared to the Prior Year Period due to a shift in revenue from miscellaneous leased outlets to convention revenue in the Current Period. Other expenses increased $0.7 million or 21% a relative to the increase in convention revenues.

Selling, General and Administrative. Selling, general and administrative expenses increased $0.4 million or 3% for the Current Period as compared to the Prior Year Period. The increase in selling, general and administrative expenses is primarily the result of increases in property marketing expenses, licenses/permits and management fees slightly offset by lower general liability claims and legal expenses.

Maintenance and Utilities. Maintenance and utilities expense increased $0.3 million or 3% for the Current Period as compared to the Prior Year Period due to higher utilities and outside repair expenses slightly offset by lower payroll expenses.

Depreciation and Amortization. Depreciation and amortization expense decreased $0.2 million or 1% for the Current Period as compared to the Prior Year Period primarily due to retiring certain assets.

Loss on Assets Disposals. We wrote-off $0.9 million of property and equipment for the Current Period based upon a tenant lease settlement whereby our existing assets were replaced by the tenant. In the Prior Year Period, we wrote off $0.3 million due to retiring certain assets.

Gain on Lease Terminations. We recognized a $1.5 million gain for the Current Period based upon a tenant lease settlement whereby we received $1.5 million in personal property and leasehold improvements.

Interest Expense. Interest expense increased $0.3 million or 13% for the Current Period as compared to the Prior Year Period due to increase in borrowings to cover capital expenditures and the 2013 operating loss.

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

The Amended and Restated Loan contains customary affirmative, negative and financial covenants. The covenants, among other things, restrict, subject to certain exceptions, our ability to: incur additional indebtedness; create liens on property or assets; make certain investments; engage in mergers or consolidations; sell assets; pay dividends or make distributions; engage in certain transactions with affiliates; enter into sale-leaseback transactions; and pay management fees. In addition, the Amended and Restated Loan requires us to: maintain a $2.0 million cash balance; meet certain EBITDA minimums on a quarterly basis for the periods from March 31, 2015 through March 31, 2018 with a standard cure provision if the EBITDA minimums are not met; and limits the annual aggregate capital expenditures to $18.0 million in 2013 and 2014. As of September 30, 2014, we are in compliance with all of our covenants.

Substantially all of the assets of Tropicana Las Vegas are pledged as collateral under the Amended and Restated Loan and priority of liens and security interest were granted to our lenders. The lenders have agreed to release its security interest in approximately one acre parcel for future development. Pursuant to the terms of the Amended and Restated Loan, we are required to establish an interest reserve account for payments of quarterly interest. If the following conditions are met, the lenders are obligated to disburse all amounts remaining in the interest reserve account as of December 31, 2014 to the Company: (i) no defaults or events of default have occurred and are then continuing, (ii) the Company has delivered the annual budget for Fiscal Year 2015 to the administrative agent that the administrative agent has approved it, and (iii) the Company and the lenders have mutually agreed upon financial covenants for EBITDA covering Fiscal Year 2015. As of September 30, 2014, the interest reserve account had a balance of $1.9 million.

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

Cash Flows from Operating Activities

During the Current Period, cash flows provided by operating activities were $2.1 million as compared to $2.0 million used in the Prior Year Period, reflective of a 14% increase in net revenues as discussed above.

Cash Flows Used in Investing Activities

Cash used for capital expenditures were approximately $3.0 million offset by $0.1 million in proceeds from sale of assets and a settlement agreement. The primary projects completed during the Current Period included 2013 carryover projects, theater expansion, convention center expansion, and various capital maintenance projects. During the Prior Year Period, cash used for capital expenditures was approximately $14.0 million which was the result of the completion of our bungalow-styled room renovations, theater remodel and bathroom renovations.

Cash Flows Provided by Financing Activities

During the Current Period, we paid down $2.0 million on our Revolver C loan and $0.6 million in principal payments under the capital leases. We also borrowed $1.0 million on our Revolver C loan and entered into a $0.8 million financing arrangement for insurance coverage. For the Prior Year Period, we borrowed $26.1 million to complete capital expenditures and to pay down our Revolver C loan of $10 million. Revolver C carries a higher interest rate than Revolver A, thus allowing us to lower our overall financing cost. In addition, we paid $0.6 million in principal payments under capital leases. As of September 30, 2014, we had remaining borrowing capacity of $6.5 million under the Amended and Restated Loan.

Off-Balance Sheet Arrangements

We have no special purpose entities, financing partnerships, guarantees or off-balance sheet arrangements other than $0.2 million of outstanding letter of credits discussed in Note 7 “Commitments and Contingencies” to the condensed consolidated financial statements.

Contractual Obligations

With the exception of payments made in relationship to our capital leases, there were no material changes during the three months ended September 30, 2014 to our contractual obligations as disclosed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2013.

Critical Accounting Policies

A description of our critical accounting policies can be found in the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2013. For a further discussion of our accounting policies, see Note 2 to the condensed consolidated financial statements in this Form 10-Q. There were no material changes to our critical accounting policies during the three months ended September 30, 2014.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our use of debt exposes us to interest rate risk. As of September 30, 2014, all of our long-term debt and capital leases had fixed interest rates which eliminated our exposure to fluctuation of interest rates. However, as our fixed rate debt matures, and if additional debt is acquired to fund the debt payment, future earnings and cash flows may be affected by changes in interest rates. The following table set forth our long-term debt obligations and the related interest rates as of September 30, 2014 ($ in thousands):

Type	Expected Maturity	Interest Rate	Principal Outstanding
Obligations under capital leases	Dec 2014 –Jul 2015	0.0% to 6.9%	$845
Revolver A, $50.0 million limit	April 2018	Fixed at 4.0%	49,765
Revolver B, $5.0 million limit	April 2018	Fixed at 5.0%	5,000
Revolver C, $10.0 million limit	April 2018	Fixed at 6.0%	3,500
Total debt			$59,110

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

10.11	Employment Agreement dated August 4, 2014 by and between Tropicana Las Vegas, Inc. and Joanne M. Beckett. (Incorporated herein by reference to the Company’s Form 8-K dated August 7, 2014)

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed herewith.

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

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

Date: November 5, 2014	By:	/s/ Alex Yemenidjian
Alex Yemenidjian
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 5, 2014	By:	/s/ Jason Goudie
Jason Goudie
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)