Form 10-K
period 2014-12-31
Tropicana Las Vegas Hotel & Casino, Inc.
filed 2015-02-13
CIK 1479046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates (all other persons other than executive officers or directors) of the registrant as of December 31, 2014 was $0.

As of January 31, 2015, there were 4,668,151 shares outstanding of the registrant’s Class A Common Stock, $0.01 par value and no shares outstanding of the registrant’s Class B Common Stock, $0.01 par value. The issued and outstanding equity securities of the registrant are not publicly traded.

Documents Incorporated by Reference

Portions of the definitive Proxy Statement for the 2015 Annual Meeting of Stockholders, which will be filed within 120 days after the end of the fiscal year, are incorporated by reference into Part III hereof.

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

2014 ANNUAL REPORT ON FORM 10-K

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

PART I

Item 1. Business

Introduction

Tropicana Las Vegas Hotel and Casino, Inc., (“Tropicana Las Vegas”) is a Delaware corporation formed in June 2009 that acts largely as a holding company and, through its wholly owned subsidiaries owns the Tropicana Las Vegas hotel-casino resort. Tropicana Las Vegas offers casino gaming, hotel accommodations, dining, entertainment, retail shopping and other resort amenities. Tropicana Las Vegas is conveniently located on 35 acres at the corner of Tropicana Avenue and Las Vegas Boulevard on the Las Vegas Strip. Our principal executive offices are located at 3801 Las Vegas Boulevard South, Las Vegas, Nevada 89109. The telephone number for our executive offices is (702) 739-3530 and our website is www.troplv.com. The information on our website is not part of this Annual Report on Form 10-K or any other report we file or furnish to the Securities and Exchange Commission.

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

Casino. Gaming amenities include a comprehensive remodeled 50,000 square foot casino floor with a state of the art race and sports book. The casino floor offers our guests a variety of gaming options including 844 slot and video poker machines and 38 table games such as blackjack, mini-baccarat, craps and roulette. The state-of-the art race and sports book is operated by a third party, providing a full suite of unique sports betting technology, including in-running sports wagering using mobile devices offered throughout the property.

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

Hotel Franchise Agreement. In late October 2012, we announced a franchise agreement with Hilton linking our hotel to Hilton’s fastest growing full-service chain, Doubletree by Hilton. The agreement offers Hilton’s loyalty program members the opportunity to earn and redeem points on the Las Vegas Strip after a nearly 14-year absence. We integrated into Hilton’s websites and toll-free reservations number in mid-January 2013. The partnership affords us the opportunity to maintain our individuality and culture, while taking advantage of the sales and marketing scale of the worldwide Hilton organization.

Entertainment. We believe in having a wide range of entertainment options to appeal to a variety of guest preferences. The Tropicana Theater has been completely renovated into a 1,199-seat theater. Seating is wide and inviting with VIP cocktail tables and booths in the front of the theater. The theater features all new seating, lighting and sound upgrades to enhance the audience entertainment experience. In September 2014, we announced that “The New Illusions” and “Raiding the Rock Vault” would both join our entertainment line-up in the Tropicana Theater. “The New Illusions” starring Jan Rouven received the Las Vegas Review-Journal’s award for Best Magic Show and debuted on Friday, November 28, 2014 with nightly performances running Saturday through Thursday at 7 pm. “Raiding the Rock Vault” was named Readers’ Choice Best of Las Vegas 2014 by the Las Vegas Review Journal and debuted on November 1, 2014 with nightly performances running Friday through Wednesday at 9 pm. We also have the “Laugh Factory” to provide comedic entertainment in our 300 plus seat Comedy Club. The Laugh Factory is recognized as “the #1 comedy club in the country” according to USA Today.

Convention Facilities. The Tropicana Las Vegas conference center features over 60,000 square feet of remodeled flexible meeting and function space, accommodating up to 1,500 people. In early June 2013, we announced plans to significantly expand our meeting and convention facilities to more than 100,000 square feet. Our conference center is the ideal venue due to its flexible options and ability to host events from intimate gatherings to large events for up to 3,000 guests. Phase I of the expansion included five 650 square-foot breakout rooms with natural lighting and private restrooms. Phase II of the expansion will include the Tropicana Pavilion offering more than 55,000 square feet that can be used for large exhibits and general sessions with the utmost flexibility in size configuration. Phase II is anticipated to be completed in early 2015.

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

Proposed Retail Development. In early 2014, we announced pre-development plans for an innovative retail development project including our receipt of a Special Use Permit from the Clark County Commission. The proposed two-level shopping mall is expected to be located on the front corner of our property and is expected to span approximately 275,000 square feet. It is anticipated to have more than 160,000 square feet of leasable space for flagship retail stores as well restaurants with outdoor terraces overlooking the Strip and a food court. The proposed project is expected to take approximately two years to construct once plans and financing are finalized. We have entered into a pre-development agreement with a partner to jointly fund on-going predevelopment activities as we negotiate a joint venture agreement.

Employees

As of January 31, 2015, we had 1,486 employees, with approximately 62% of such employees being unionized. Our employees are critical to our success and we seek to foster a productive work culture. We offer our employees what we believe to be competitive salaries, as well as a benefits package that includes medical and dental coverage. We believe that we have a good working relationship with both our union and non-union employees. We recently completed negotiations regarding a number of our collective bargaining agreements and have one union contract covering approximately 20 employees open to negotiations. See “Item 1A. Risk Factors—Risks Related to Our Business and Industry—Increased labor costs, work stoppages, other labor problems and unexpected shutdowns may limit our operational flexibility and negatively impact our future profits.”

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

Gaming Mix Targeted To Customers. We market our property directly to gaming customers using database marketing techniques, as well as traditional incentives, through our customer loyalty program. Our customer loyalty program offers discounted and complimentary meals, lodging and entertainment for our guests. In addition, we entice new customers to enroll in our loyalty program with a variety of incentives including free slot machine play and cash back offers. Our casino floor houses 844 slot machines and 38 table games. We continually evaluate the mix of gaming machines, gaming tables and non-gaming activities we offer as we seek to satisfy the preferences of our gaming customers.

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

We believe that the property’s central location, with neighbors including MGM Grand Hotel & Casino, Excalibur Hotel and Casino, Luxor Hotel and Casino, Monte Carlo Resort and Casino and New York-New York Hotel and Casino, on a prime intersection collectively offering over 21,784 hotel rooms and average daily pedestrians of approximately 100,000, allows us to benefit from increased visitation and gaming play. We market to different customer segments to manage our hotel occupancy, such as targeting conventions to ensure mid-week occupancy. Our results do not depend on key individual customers, though our success in marketing to customer groups, such as convention customers, or the financial health of customer segments, such as business travelers or high-end gaming customers from a particular country or region, can impact our operating results.

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

The following table provides certain historical information relating to Las Vegas gathered by the Las Vegas Convention and Visitors Authority for the preceding five years (in thousands except average daily room rate):

	Year Ended December 31,
	2014	2013	2012	2011	2010
Room Inventory	151	151	150	150	149
Visitor Volume	41,127	39,668	39,727	38,929	37,335
Average Daily Room Rate	$116.73	$110.72	$108.08	$105.11	$94.91
Total Room Nights Occupied	47,497	46,191	46,480	45,654	43,366
Convention Attendance	5,169	5,107	4,944	4,865	4,473
Gaming Revenues	$9,554,002	$9,676,458	$9,399,882	$9,222,906	$8,908,698

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

In addition, we draw a substantial number of customers from geographic areas outside of Las Vegas, particularly California and Arizona, in which there are a significant number of Native American casinos. As a result, we face significant competition from gaming venues outside the Las Vegas market, including hotel casinos in the Mesquite, Laughlin, Primm, Reno and Lake Tahoe areas of Nevada; Atlantic City, New Jersey and other parts of the United States, gaming on Native American tribal lands and gaming on cruise ships. We also compete with state-sponsored lotteries, racetracks, off-track wagering, video lottery and video poker terminals, riverboats and card parlors. In addition, the potential expansion of the legalization of internet gaming, which has occurred in Nevada, Delaware and New Jersey, could create additional competition for us and could adversely affect our operations. See “Item 1A. Risk Factors—Risks Related to Our Business and Industry—We face increasing competition from gaming venues in other geographic regions, other forms of legalized gambling and online gaming.”

Seasonality

Customers of the Tropicana Las Vegas generally wager with cash and pay for non-gaming services with cash or credit cards, making our revenue essentially cash based (less than 25% of casino play and group-related hotel activity is conducted on a credit basis). Our net revenue, and in turn our results of operations, vary by month during the year. A variety of factors may affect the results of any interim period, including the timing of major Las Vegas conventions, the amount and timing of marketing and special events for our customers and the level of play during major events (e.g., Superbowl) and holidays (e.g., New Year’s Eve). Visitor volumes typically are lower during off-peak times, such as mid-week or during traditional leisure periods between Thanksgiving and New Year’s. Our operating results are highly dependent on the volume of customers that visit Tropicana Las Vegas, which in turn impacts the prices we can charge for our hotel rooms and other amenities.

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

Changes in such applicable laws, rules, regulations and procedures could have an adverse effect on our gaming operations and our financial condition and results of operations.

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

Risks Related to our Business and Industry

We have limited liquidity and capital resources, have been operating at a loss with negative cash flow prior to 2014 and may be unable to secure additional financing for our continued operations, which could prevent us from servicing our debt obligations and may cause our business to fail.

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

The Las Vegas market is showing signs of a modest recovery with visitor volumes reaching 37.3 million in 2010, 38.9 million in 2011, 39.7 million in 2012, 39.7 million in 2013, and 41.1 million in 2014. Gaming revenues without baccarat in Clark County were approximately $8.1 billion in 2014 compared to $8.1 billion in 2013, a slight decrease of approximately 0.2% under 2013 and $8.1 billion in 2013 compared to $8.0 billion in 2012, an increase of approximately 0.6% over 2012. (Visitor volume statistics noted above are released by the Las Vegas Convention and Visitors Authority and gaming statistics noted above are released by Nevada Gaming Control Board). However, due to a number of factors affecting consumers, including the lingering effects of a slowdown in global economies, contracting credit markets and reduced consumer and/or discretionary spending, an existing supply/demand imbalance, energy and fuel cost fluctuations, the outlook for the gaming, travel, and entertainment industries in Las Vegas remains uncertain. During 2012, several competitors announced investments in new hotel offerings, restaurants and clubs in Las Vegas. These new offerings began opening in 2013 and 2014. Additionally, there are a number of large projects with additional hotel rooms slated to open in 2017. The increase in hotel room inventory has resulted in increased competition. These factors have and could continue to result in low-to-modest growth in customer visits to Las Vegas, or customers spending less, as compared to prior periods. Gaming and other leisure activities represent discretionary expenditures and participation in such activities tends to decline during economic downturns, during which consumers generally have less disposable income. As a result, customer demand for leisure activities that we offer may continue to be depressed. Furthermore, during periods of economic contraction, revenues may decrease while some of our costs remain fixed or even increase, resulting in decreased earnings.

The Las Vegas hotel, resort and casino market in which we operate is highly competitive, and we may not have the resources needed to compete successfully or be successful in executing our marketing strategy.

Tropicana Las Vegas competes with other Las Vegas hotels, resorts and casinos, in particular those located on the Las Vegas Strip, on the basis of overall atmosphere, range of amenities, level of service, price, location, entertainment offered, convention, shopping and restaurant facilities, theme and size. Currently, there are approximately 30 major gaming properties located on or near the Las Vegas Strip, 10 additional major gaming properties in the downtown area and additional gaming properties located in other areas of Las Vegas. Many of the competing properties have themes and attractions which draw a significant number of visitors and directly compete with our operations. Some of these facilities are owned by companies that have more than one operating facility, have greater name recognition and financial and marketing resources than us and may utilize such resources to market themselves more effectively to the same target demographic group as we do. Our ability to compete also depends, to a large extent, on our ability to successfully execute our marketing strategy, including factors such as targeting the appropriate demographic groups and utilizing forms of media with the geographic scope to successfully reach our targeted demographic groups. If we lack sufficient financial resources or liquidity to maintain the attractiveness of our facility or match the promotions, marketing and branding efforts of competitors, the number of customers at Tropicana Las Vegas may decline, which may have an adverse effect on our financial performance. See “Item 1. Business—Marketing.”

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

We face significant competition from gaming venues outside the Las Vegas market, including hotel casinos in the Mesquite, Laughlin, Primm, Reno and Lake Tahoe areas of Nevada, Atlantic City, New Jersey and other parts of the United States, gaming on Native American tribal lands and gaming on cruise ships. We also compete with state-sponsored lotteries, racetracks, off-track wagering, video lottery and video poker terminals, riverboats and card parlors. In addition, the potential expansion of the legalization of internet gaming, which has occurred in Nevada, Delaware and New Jersey, could create additional competition for us and could adversely affect our business and results of operations.

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

We use significant amounts of electricity and natural gas. Substantial increases in energy prices in the United States may negatively affect our operating results in the future. The extent of the impact is subject to the magnitude and duration of any energy and fuel price increases, but this impact could be material. In addition, energy and gasoline price increases for our customers could result in a decline in disposable income and a corresponding decrease in visitation and spending at Tropicana Las Vegas, which would negatively impact our revenues.

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

Approximately 62% of our employees are unionized. Currently, we are negotiating contract terms and conditions under one of our collective bargaining agreements. If we are unable to obtain favorable terms in, or are forced to, accept unfavorable changes to these collective bargaining agreements, we could face significant increases in our labor and benefit costs, which could have a material adverse effect on our business and results of operations. Union organization efforts, a prolonged dispute with our employees or a strike or work stoppage at Tropicana Las Vegas could cause disruptions in our business and our incurrence of significant additional costs. Strikes and work stoppages could also result in adverse media attention or otherwise discourage customers from visiting Tropicana Las Vegas. Any of these events could have a material adverse effect on our business, financial condition and results of operations.

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

Any violation of the applicable Anti-Money Laundering Regulations could have a negative impact on us.

We deal with significant amounts of cash in our operations and are subject to various reporting and anti-money laundering regulations. Any violation of anti-money laundering laws and regulations by us or our employees could have material adverse effect on our financial condition, results of operation or cash flows.

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

Pursuant to the Bankruptcy Plan, among other things, we assumed certain obligations and liabilities of the Predecessor. The following represents the current status of such obligations as well as remaining litigation matters. We agreed to pay $0.4 million in satisfaction of the Predecessor’s unsecured claims. To date, we have paid or have been deemed by order of the Bankruptcy Court to have satisfied $0.3 million of those unsecured claims and have a remaining $0.1 million recorded as a liability in accounts payable. With regard to allowed priority and cure claims and non-professional fee administrative expenses, we have paid approximately $2.9 million. Other disputed administrative/priority claims (“Disputed Claims”) are discussed below.

One set of Disputed Claims consists of claims for professional fees. The professionals employed at the expense of the bankruptcy estates of the Predecessor and other debtors filed applications for allowance of approximately $13.5 million in professional fees and expenses against the Predecessor. We dispute and have objected to many of those applications in advance of hearings before the Bankruptcy Court, the first of which occurred on May 11, 2011, and addressed issues of allocation of fees and expenses between the Predecessor and TEH. Following the May 11, 2011 hearing, the Bankruptcy Court requested post-hearing submissions from the parties, which were filed on June 30, 2011. Thereafter, on December 30, 2014, the Bankruptcy Court issued the Memorandum Regarding Fee Allocation Dispute and entered the Order Regarding Fee Allocation Dispute (the “Allocation Order”), which held that “Professional Fees [with one exception] should be allocated 75% to the OpCo Debtors [TEH] and 25% to the LandCo Debtors [Predecessor].” During a status conference held on February 3, 2015, the Bankruptcy Court directed the Company and TEH to attempt to resolve the Disputed Claims either informally or, if necessary, through a formal mediation process. A second hearing on all other issues subject to the objections will occur, if necessary, when scheduled by the Bankruptcy Court. As described below, we believe that our potential liability in respect of such claimed professional fees and expenses should be limited to the current balance of a professional fee escrow account the Predecessor funded and accrued in the amount of $5.0 million pursuant to the Bankruptcy Plan. Approximately $3.8 million remains in that account, which is restricted to the sole purpose of satisfying liabilities related to professional services incurred as part of the Chapter 11 Cases. Notwithstanding the foregoing, management cannot predict the outcome of these Disputed Claims and no assurance can be provided regarding our liability in this regard.

Another set of Disputed Claims were asserted by Wimar Tahoe Corporation and Columbia Sussex Corporation, which are companies related by common ownership to the Predecessor that provided management services to and incurred expenses through September 2008 that were charged to the Predecessor. Both companies seek allowance and payment by the Predecessor of administrative expense and/or priority claims in the Chapter 11 Cases in the aggregate amount of $0.8 million. Oral arguments on dispositive cross motions for summary judgment were conducted on September 27, 2011, and we are awaiting the Bankruptcy Court ruling. We currently have recorded a liability in the amount of $0.8 million in accounts payable for these claims.

Finally, TEH has asserted two additional Disputed Claims against the Predecessor in the Chapter 11 Cases. The first claim has been asserted as an administrative/priority claim in the amount of approximately $0.5 million and relates to management fees for services allegedly rendered by TEH in May and June 2009 and an unliquidated contingent claim relating to alleged workers’ compensation liabilities. We dispute the workers’ compensation liabilities claim in its entirety and a portion of the claimed management fees. Given our position, we have not recorded any liability associated with this Disputed Claim, which has yet to be adjudicated.

In the second claim, TEH has asserted that the Predecessor should be responsible for payment of the entire amount of fees and expenses allocated to the Predecessor pursuant to the Allocation Order, which the Company calculates to be approximately $12.7 million, less approximately $2.3 million already paid on account of such fees and expenses and less the $3.8 million remaining in the professional fee escrow account. The Company, on the other hand, has taken the position that, pursuant to the Bankruptcy Plan, it is responsible only for the Predecessor’s appropriate allocation of professional fees and expenses that were unpaid at the time of confirmation of the Bankruptcy Plan, which would be an amount no more than the remaining balance of the professional fee escrow account. Given our position, we have not recorded any liability associated with this claim in excess of the remaining balance of the professional fee escrow account. Management cannot predict the outcome and no assurance can be given that the claims asserted will ultimately be disallowed or will not have a material adverse impact on the Company. See “Item 3 - Legal Proceedings—Bankruptcy.”

We face risks related to claims that may be brought against us in the future.

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

We rely on information technology and other systems to maintain and transmit customer financial information, credit card settlements, credit card funds transmissions, mailing lists and reservations information. We have implemented systems that are designed to meet all requirements of the Payment Card Industry standards for data protection. However, our information and processes are subject to the ever-changing threat of compromised security, in the form of a risk of potential breach, system failure, computer virus, or unauthorized or fraudulent use by customers, company employees, or employees of third party vendors. The steps we take to deter and mitigate these risks may not be successful and our insurance coverage for protecting against a cybersecurity risks may not be sufficient. Any disruption, compromise or loss of data or systems that result from cybersecurity attack or breach could materially adversely impact, operations or regulatory compliance and could result in remedial expenses, fines, litigation, and loss of reputation, potentially impacting our financial results.

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

There have been no cash dividends declared on our preferred stock since we issued each preferred stock series. We do not intend to pay cash dividends on our preferred stock for the foreseeable future. Our current loan agreement prohibits us from declaring dividends as long as there is outstanding debt. As of December 31, 2014, we had approximately $142.7 million in unrecorded dividend liability.

Stockholders may experience dilution of their ownership interests due to the future issuance of shares of our common stock or preferred stock, which could have an adverse effect on our stock valuation.

We have conducted four rights offering from 2009 through 2012 to raise $200 million. We may, in the future, conduct rights offering and issue convertible preferred stock which would result in the dilution of the ownership interests of our present stockholders. Our authorized capital stock consists of 16,500,000 shares of Class A Common Stock, 16,500,000 shares of Class B Common Stock and 2,062,202 shares of Class A Preferred Stock with such designations, preferences and rights as may be determined by our Board of Directors.

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

Our debt facility contains restrictions on our ability to engage in certain transactions and may limit our ability to respond to changing business and economic conditions. The debt facility imposes operating and financial restrictions, including, among other things, limitations on our ability to:

●	incur additional indebtedness;
●	create, incur, assume or permit to exist liens on property or assets;
●	make, incur or assume certain investments;
●	engage in mergers or consolidations;
●	sell assets;
●	pay dividends or make distributions;
●	make optional prepayments of certain indebtedness;
●	engage in certain transactions with affiliates;
●	enter into sale-leaseback transactions; and
●	pay management fees.

In addition, the debt facility requires us to:

●	maintain a $2.0 million cash balance;
●	deposit an additional $1.6 million into the interest reserve account;
●	meet certain EBITDA minimums on a quarterly basis for the periods from March 31, 2015 through March 31, 2018, with a standard cure provision if the EBITDA minimums are not met; and

If there were an event of default under our debt facility, the lender of the defaulted debt could cause all amounts outstanding with respect to that debt to be due and payable immediately or take action to enforce their security interests in our assets.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We own approximately 35 acres of land where Tropicana Las Vegas is located. Our primary business is the ownership and operation of Tropicana Las Vegas which offers casino gaming, hotel accommodations, dining, entertainment, retail shopping and other resort amenities. Tropicana Las Vegas is a hotel-casino property conveniently located at the corner of Tropicana Avenue and Las Vegas Boulevard on the Las Vegas Strip. Our property is pledged as collateral under terms of our debt facility.

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

Bankruptcy Litigation

Pursuant to the Bankruptcy Plan, among other things, we assumed certain obligations and liabilities of the Predecessor. The following represents the current status of such obligations as well as remaining litigation matters. We agreed to pay $0.4 million in satisfaction of the Predecessor’s unsecured claims. To date, we have paid or have been deemed by order of the Bankruptcy Court to have satisfied $0.3 million of those unsecured claims and have a remaining $0.1 million recorded as a liability in accounts payable. With regard to allowed priority and cure claims and non-professional fee administrative expenses, we have paid approximately $2.9 million. Other disputed administrative/priority claims (“Disputed Claims”) are discussed below.

One set of Disputed Claims consists of claims for professional fees. The professionals employed at the expense of the bankruptcy estates of the Predecessor and other debtors filed applications for allowance of approximately $13.5 million in professional fees and expenses against the Predecessor. We dispute and have objected to many of those applications in advance of hearings before the Bankruptcy Court, the first of which occurred on May 11, 2011, and addressed issues of allocation of fees and expenses between the Predecessor and TEH. Following the May 11, 2011 hearing, the Bankruptcy Court requested post-hearing submissions from the parties, which were filed on June 30, 2011. Thereafter, on December 30, 2014, the Bankruptcy Court issued the Memorandum Regarding Fee Allocation Dispute and entered the Order Regarding Fee Allocation Dispute (the “Allocation Order”), which held that “Professional Fees [with one exception] should be allocated 75% to the OPCo Debtors [TEH] and 25% to the LandCo Debtors [Predecessor].” During a status conference held on February 3, 2015, the Bankruptcy Court directed the Company and TEH to attempt to resolve the Disputed Claims either informally or, if necessary, through a formal mediation process. A second hearing on all other issues subject to the objections will occur, if necessary, when scheduled by the Bankruptcy Court. As described below, we believe that our potential liability in respect of such claimed professional fees and expenses should be limited to the current balance of a professional fee escrow account the Predecessor funded and accrued in the amount of $5.0 million pursuant to the Bankruptcy Plan. Approximately $3.8 million remains in that account, which is restricted to the sole purpose of satisfying liabilities related to professional services incurred as part of the Chapter 11 Cases. Notwithstanding the foregoing, management cannot predict the outcome of these Disputed Claims and no assurance can be provided regarding our liability in this regard.

Another set of Disputed Claims were asserted by Wimar Tahoe Corporation and Columbia Sussex Corporation, which are companies related by common ownership to the Predecessor that provided management services to and incurred expenses through September 2008 that were charged to the Predecessor. Both companies seek allowance and payment by the Predecessor of administrative expense and/or priority claims in the Chapter 11 Cases in the aggregate amount of $0.8 million. Oral arguments on dispositive cross motions for summary judgment were conducted on September 27, 2011, and we are awaiting the Bankruptcy Court ruling. We currently have recorded a liability in the amount of $0.8 million in accounts payable for these claims.

Finally, TEH has asserted two additional Disputed Claims against the Predecessor in the Chapter 11 Cases. The first claim has been asserted as an administrative/priority claim in the amount of approximately $0.5 million and relates to management fees for services allegedly rendered by TEH in May and June 2009 and an unliquidated contingent claim relating to alleged workers’ compensation liabilities. We dispute the workers’ compensation liabilities claim in its entirety and a portion of the claimed management fees. Given our position, we have not recorded any liability associated with this Disputed Claim, which has yet to be adjudicated.

In the second claim, TEH has asserted that the Predecessor should be responsible for payment of the entire amount of fees and expenses allocated to the Predecessor pursuant to the Allocation Order, which the Company calculates to be approximately $12.7 million, less approximately $2.3 million already paid on account of such fees and expenses and less the $3.8 million remaining in the professional fee escrow account. The Company, on the other hand, has taken the position that, pursuant to the Bankruptcy Plan, it is responsible only for the Predecessor’s appropriate allocation of professional fees and expenses that were unpaid at the time of confirmation of the Bankruptcy Plan, which would be an amount no more than the remaining balance of the professional fee escrow account. Given our position, we have not recorded any liability associated with this claim in excess of the remaining balance of the professional fee escrow account. Management cannot predict the outcome and no assurance can be given that the claims asserted will ultimately be disallowed or will not have a material adverse impact on the Company.

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

Item 4. Mine Safety Disclosures

Not Applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

All of our outstanding common and preferred stock is privately held and there is no established public trading market for our stock.

Holders

As of January 31, 2015, there were 44 holders of record of our common stock.

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

Securities authorized for issuance under equity compensation plans

Information regarding our securities authorized for issuance under equity compensation plans will be included in Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of this Annual Report on Form 10-K and is incorporated herein by reference from our definitive proxy statement relating to our 2014 Annual Meeting of Stockholders.

Item 6. Selected Financial Data

The following table sets forth selected consolidated financial data of our company for the years ended December 31, 2014, 2013, 2012, 2011 and 2010. The data as of and for the years ended December 31, 2014, 2013, 2012, 2011 and 2010 have been derived from our audited consolidated financial statements for the periods indicated and are contained elsewhere in this Annual Report on Form 10-K. The selected financial data set forth below is qualified in its entirety by, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Significant events impacting our selected financial data included:

●	On July 1, 2009, we emerged from a Chapter 11 bankruptcy process.
●	From July 1, 2009 through early 2012, we completed an extensive capital improvement project of our property.
●	From 2009 through 2012, we raised $200 million in four private preferred stock offerings for general corporate purposes including capital improvements.
●	In late 2012, we entered into a franchise agreement with Hilton Worldwide linking our hotel to Hilton’s Doubletree franchise with full integration into their reservation systems in early 2013.

The following information is not necessarily indicative of our future financial results ($ in thousands).

	Year Ended December 31,
	2014	2013	2012	2011	2010

Income Statement Data:
Net revenues	$109,660	$96,762	$91,396	$85,424	$54,184
Operating loss	(16,030)	(24,491)	(30,289)	(39,249)	(42,893)
Net loss	(19,255)	(27,386)	(34,261)	(40,337)	(43,820)

Cash Flow Data:
Cash provided by (used in) operating activities	1,517	(3,132)	(13,720)	(16,845)	(40,364)
Cash used by investing activities	(3,133)	(14,545)	(9,646)	(47,290)	(69,617)
Cash provided by financing activities	2,568	18,685	19,555	66,320	74,730

	As of December 31,
	2014	2013	2012	2011	2010

Balance Sheet Data:
Total assets	$345,245	$360,565	$365,464	$373,865	$345,972
Total debt	64,968	60,634	40,617	60,745	29,333
Total stockholders’ equity	252,228	271,476	297,547	291,444	296,765

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

Property Updates – Theater. In September 2014, the Company announced that “The New Illusions” and “Raiding the Rock Vault” will both join our entertainment line-up in the Tropicana Theater. “The New Illusions” starring Jan Rouven received the Las Vegas Review-Journal’s award for Best Magic Show and will debut on Friday, November 28, 2014 with nightly performances running Saturday through Thursday at 7 pm. “Raiding the Rock Vault” was named Readers’ Choice Best of Las Vegas 2014 by the Las Vegas Review Journal and will debut on November 1, 2014 with nightly performances running Friday through Wednesday at 9 pm.

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

Operating Expenses. Operating costs and expenses include the direct costs associated with, among other things, operating the casino, hotel, food and beverage outlets and other casino and hotel operations (including retail amenities, concessions, entertainment offerings and certain other ancillary services conducted at the casino). These direct costs primarily relate to payroll, supplies, costs of goods sold and gaming taxes and licenses. Gaming taxes and license fees are based upon such factors as a percentage of the gross revenues or net gaming proceeds received and the number of gaming devices and table games operated. Gaming license fees and taxes may also vary with changes in applicable legislation. Operating costs and expenses also include the costs of marketing, advertising and promotions, general and administrative costs and the costs of maintenance and utilities in addition to depreciation and amortization expense.

Summary of Financial Results

The Company’s operations are conducted entirely at Tropicana Las Vegas hotel-casino resort, which includes hotel, casino, food and beverage, entertainment, retail and other related operations. Given the integrated nature of these operations, the Company is considered to have one operating segment.

The following table highlights our results of operations ($ in thousands):

	2014	2013	Percent Change	2012	Percent Change
Net revenues	$109,660	$96,762	13%	$91,396	6%
Operating expenses	125,690	121,253	4%	121,685	—%
Operating loss	(16,030)	(24,491)	(35)%	(30,289)	(19)%
Interest income and expense, net	(3,225)	(2,895)	11%	(3,972)	(27)%
Net loss	(19,255)	(27,386)	(30)%	(34,261)	(20)%

Note: A dash mark under Percent Change represents less than 1%.

Net Revenues. Net revenues increased $12.9 million or 13% for the year ended December 31, 2014 as compared to the year ended December 31, 2013. The increase is primarily due to a 16% increase in room revenue, 15% increase in food and beverage revenue and a 7% increase in casino revenue. Net revenues increased $5.4 million or 6% for the year ended December 31, 2013 as compared to the year ended December 31, 2012. The increase is primarily due to a 14% increase in room revenue and a 17% increase in other revenue, slightly offset by a 1% decrease in casino revenue.

Operating Loss. The operating loss decreased by $8.5 million, or 35%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013, which was primarily due to an increase in net revenues as noted above. The operating loss decreased by $5.8 million, or 19%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012, which was primarily due to an increase in net revenues as noted above and a $0.4 million decrease in operating costs.

The following table highlights our sources of revenues and expenses as compared to prior periods ($ in thousands):

	Year Ended December 31,
	2014	2013	Percent Change	2012	Percent Change
Casino revenues	$41,354	$38,821	7%	$39,239	(1)%
Casino expenses	27,095	28,285	(4)%	28,749	(2)%
Margin	34%	27%		27%

Room revenue	47,238	40,590	16%	35,613	14%
Room expense	22,024	19,336	14%	17,300	12%
Margin	53%	52%		51%

Food and beverage revenues	26,410	22,932	15%	22,938	—%
Food and beverage expenses	21,932	19,692	11%	21,031	(6)%
Margin	17%	14%		8%

Other revenues	5,039	4,937	2%	4,231	17%
Other expenses	5,156	4,366	18%	4,107	6%
Selling, general and administrative expenses	19,941	18,989	5%	19,229	(1)%
Maintenance and utilities	12,490	12,203	2%	12,309	(1)%
Depreciation and amortization	17,709	18,037	(2)%	18,660	(3)%

Note: A dash mark under Percent Change represents less than 1%.

Year Ended December 31, 2014 compared with Year Ended December 31, 2013

Casino. Casino revenues increased $2.5 million, or 7%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013. Table game revenues accounted for $1.3 million of the increase in casino revenues as a result of a higher hold percentage. Slot revenues accounted for a $1.2 million of the increase in casino revenues due to an increase in both hold and handle. Casino expenses decreased $1.2 million, or 4% for the current year as compared to the prior year. The majority of the decrease was associated with the lower labor expense, lower bad debt expense and a reduction in customer complimentaries. As a result of higher casino revenues and lower expenses, the casino operating margin increased 7 percentage points for the current year as compared to the prior year.

Room. Room revenue increased $6.6 million, or 16%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013, which was attributable to an increase in average daily room rate to $89 from $84 and a higher occupancy rate of 89.3% versus 82.1% from prior year. The hotel business continues to be extremely challenging and competitive given the amount of room capacity available on the Las Vegas Strip. RevPAR was $79 and $69 for the current year and the prior year, respectively. Room expense increased $2.7 million, or 14% for the current year as compared to the prior year, due primarily to higher operating costs including labor, credit card fees, laundry services, room supplies, and fees associated with the Hilton agreement. As a result of the higher room revenue, the hotel operating margin increased 1 percentage point in the current year as compared to the prior year.

Food and Beverage. Food and beverage revenues increased $3.5 million, or 15% for the year ended December 31, 2014 as compared to the year ended December 31, 2013. The increase in food and beverage revenue was primarily due to increased banquet sales, and higher food court and café revenues. Food and beverage expenses increased approximately $2.2 million, or 11%, for the current year as compared to the prior year primarily due to higher labor, cost of goods sold and lower cost of customer complimentaries being allocated to casino expense. As a result of higher food and beverage revenue, the food and beverage operating margin increased 3 percentage points in the current year as compared to the prior year.

Other. Other revenues primarily included income from the convention, entertainment and leased outlets. Other revenues increased by $0.1 million, or 2%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013. The increase in other revenues is primarily the result of increase in convention business slightly offset by a reduction lease income. Other expenses increased $0.8 million, or 18%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013. The increase in other expenses is primarily due to increases in the convention business as well as to increases in entertainment expenses associated with the new entertainment offerings.

Selling, General and Administrative. Selling, general and administrative expenses increased $1.0 million, or 5%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013. The increase was primarily due to increase in labor, benefits and management fees as well as one time legal development costs for the proposed retail development project offset slightly by lower general liability insurance and legal fees.

Maintenance and Utilities. Maintenance and utilities expense increased $0.3 million or 2% for the year ended December 31, 2014 as compared to the year ended December 31, 2013 due to higher utilities and outside repair expenses offset slightly by lower labor expense.

Depreciation and Amortization. A decrease in depreciation and amortization expense of $0.3 million, or 2%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013 related to retiring certain assets.

Loss on Assets Disposals. We wrote-off $0.9 million of property and equipment for the year ended December 31, 2014 due to a tenant lease settlement whereby our existing assets were replaced by the tenant. In the prior year, we wrote off $0.3 million due to the retiring of certain assets associated with remodeling the theater, bungalows and sky villas.

Gain on Lease Terminations. We recognized a $1.5 million gain for the year ended December 31, 2014 based upon a tenant lease settlement whereby we received $1.5 million in personal property and leasehold improvements.

Interest Expense, Net. Net interest expense increased $0.3 million, or 11%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013 due to increase in borrowings to cover capital expenditures and the funding of the interest reserve account.

Year Ended December 31, 2013 compared with Year Ended December 31, 2012

Casino. Casino revenues decreased $0.4 million, or 1%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012. Table game revenues accounted for $2.6 million of the decrease in casino revenues as a result of a lower hold percentage in the first quarter of 2013. Poker room revenue accounted for $0.3 million of the decrease in casino revenues as result of closing of the poker room in the third quarter of 2012. Offsetting some of the revenue reductions were slot revenues, which accounted for a $2.5 million increase in casino revenues due to a 9% increase in handle. Casino expenses decreased $0.5 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012. The majority of the decrease was associated with the closing of the New Jersey branch office. As a result of slightly lower casino revenues and expenses, the casino operating margin remained flat for 2013 as compared to 2012.

Room. Room revenue increased $5.0 million, or 14%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012, which was attributable to an increase in average daily room rate to $84 from $77 with a slightly lower occupancy rate of 82.1% versus 83.0% from 2012. The hotel business continues to be extremely challenging and competitive given the amount of room capacity available on the Las Vegas Strip. RevPAR was $69 and $64 for 2013 and 2012, respectively. Room expense increased $2.0 million, or 12% for the year ended December 31, 2013 as compared to the year ended December 31, 2012, due to slightly higher operating costs including labor, credit card fees, laundry services, operating supplies, and fees associated with the Hilton agreement. As a result of the higher daily room rate, the hotel operating margin increased 1 percentage point in 2013 as compared to 2012.

Food and Beverage. Food and beverage revenues remained flat for the year ended December 31, 2013 as compared to the year ended December 31, 2012. There were increases in food and beverage revenue due to banquet sales however the closing of our nightclub and beach club in March 2012 offset that revenue increase. Food and beverage expenses decreased approximately $1.3 million, or 6%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012 directly corresponding to the closing of the nightclub and beach club. As a result of eliminating the lower margin nightclub and beach club business, the food and beverage operating margin increased 6 percentage points in 2013 as compared to 2012.

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

Loss on Asset Disposals. We wrote off $0.3 million for the year ended December 31, 2013 due to the retiring of certain assets associated with remodeling the theater, bungalows and sky villas. For the year ended December 31, 2012, we wrote off $0.3 million associated with retiring $0.1 million of assets and the elimination of a restaurant shell with a carrying value of $0.2 million.

Interest Expense, Net. Net interest expense decreased $1.1 million, or 27%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012. In November 2012, we completed a $40.0 million rights offering of our Series 4 Preferred Stock. This additional equity allowed us to pay down a substantial portion of our outstanding revolving credit facility, thus lowering 2013 interest expense. In addition, we recognized $30,000 in interest income for 2012 related to the sales and use tax settlement on complimentary meals.

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

Effective December 30, 2014 we executed a letter with lenders that established: i) the required minimum EBITDA financial covenants for fiscal year 2015; ii) required the Company to deposit an additional $1.6 million into the interest reserve account in January 2015; and iii) eliminated the Lender obligation to disburse all amounts in the interest reserve account as of December 31, 2014 if certain conditions were met. As of December 31, 2014, we are in compliance with all of our covenants and expect to remain compliant with our covenants throughout 2015. The interest reserve account as of December 31, 2014, has a balance of $1.2 million to cover future interest payments.

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

Our primary sources of liquidity have been comprised of a revolving line of credit totaling $65 million and four rights offerings which raised $200 million. We believe that our existing cash balance, cash flows from operations, and existing revolver line ($2.5 million available as of December 31, 2014) will be more than adequate to meet our financial and operating obligations over the next twelve months. However, we will continue to closely monitor and manage our cash position given the current economic environment. If our sources of capital are inadequate to fund our long-term liquidity requirements, including our need to service our existing debt obligations as they come due, we will attempt to procure additional debt or equity financing to fund our operations, capital expenditures and debt service requirements.

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

Cash Flows Provided by (Used in) Operating Activities

During the year ended December 31, 2014, cash flows provided by operating activities were $1.5 million as compared to using $3.1 million for the year ended December 31, 2013. The increase in cash flows provided by operating activities is the result of our 13% net revenue growth coupled with our cost containment initiatives.

During the year ended December 31, 2013, cash flows used in operating activities were $3.1 million as compared to $13.7 million for the year ended December 31, 2012, reflecting a year over year decrease in cash flows used in operating activities. The reduction in cash out-flows is the result of our 6% net revenue growth and our cost containment initiatives.

Cash Flows Used in Investing Activities

During the year ended December 31, 2014, cash used for capital expenditures and change in construction payables was $3.1 million reflecting the theater remodel, completion of the sky villas and expansion of our convention space.

During the year ended December 31, 2013 cash used for capital expenditures was $14.5 million reflecting the completion of our bungalow-styled room renovations, theater remodel, bathroom renovations and the construction of our sky villas.

During the year ended December 31, 2012, cash used for capital expenditures and change in construction payables was $9.9 million reflecting the start of the bungalow-styled room renovations and theater remodel as well as significant heating and air conditions upgrades.

Cash Flows Provided by Financing Activities

During the year ended December 31, 2014, we had cash flows provided by financing activities of $2.6 million. We had net borrowing of $3.0 million on our Revolver C loan to complete capital expenditures and to fund $1.6 million into the interest reserve account. We also entered into $0.9 million of financing arrangements for insurance coverage of which we paid $0.4 million during the year. In addition, we paid $0.9 million in principal payments under capital leases. This increase represents $1.8 million in slot machines and pavilion capital leases entered into during 2014. As of December 31, 2014, we had remaining borrowing base of $2.5 million under the Amended and Restated Loan.

During the year ended December 31, 2013, we had cash flows provided by financing activities of $18.7 million. In 2013, we borrowed $29.7 million to complete capital expenditures and to pay down our Revolver C loan of $10 million. Revolver C carries a higher interest rate than Revolver A, thus allowing us to lower our overall financing cost. In addition, we paid $0.8 million in principal payments under capital leases. This increase represents $1.2 million in additional slot machine capital leases entered into during 2013.

During the year ended December 31, 2012, we had cash flows provided by financing activities of $19.6 million. In July 2012, we entered into a third amendment to our loan agreement which established an additional $5.0 million revolving credit facility. During 2012, we borrowed $10.0 million to fund our capital expenditures. In November 2012, we raised $40.0 million in a private placement of our Series 4 Preferred Stock which allowed us to pay down our borrowing base by $30.0 million. In addition, we paid $0.3 million in principal payments on capital leases and $0.1 million in debt issuance costs.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2014 and the effect such obligations are expected to have on our liquidity and cash flow in future periods ($ in thousands):

	Periods of Payments
	Total	Less than One Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt	$62,265	$—	$—	$62,265	$—
Interest on long-term debt (a)	8,752	2,691	5,381	680	—
Capital leases	2,220	1,262	698	260	—
General purchase obligations	45	45	—	—	—
Capital purchase obligations	1,165	1,165	—	—	—
Other commitments (b)	36,342	12,104	13,562	4,812	5,864
Total contractual obligations	$110,789	$17,267	$19,641	$68,017	$5,864

(a)	Amounts estimated based on current outstanding debt.
(b)	Amounts represent various contract commitments including software licenses, maintenance agreements and service agreements.

Off-Balance sheet Arrangements

We have no special purpose entities, financing partnerships, guarantees or off-balance sheet arrangements other than $0.2 million of outstanding letters of credit discussed in Note 6 “Commitments and Contingencies” to our Consolidated Financial Statements in this Annual Report on Form 10-K.

Critical Accounting Policies

Our consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States. A summary of our significant accounting policies are presented in Note 2 to the Consolidated Financial Statements. Certain of our accounting policies require management to apply significant judgment in defining the appropriate assumptions integral to financial estimates. We evaluate our estimates on an ongoing basis including those related to the estimated lives of depreciable assets, allowance for doubtful accounts, accruals for customer loyalty programs, self-insurance, contingencies and other items. Judgments are based on historical experience, terms of existing contracts, industry trends, information that is currently available and various other assumptions that we believe are reasonable under the circumstances. However, by their nature, judgments are subject to an inherent degree of uncertainty, and therefore actual results may differ from our estimates. We believe the following critical accounting policies affect the most significant judgments and estimates used in the preparation of our consolidated financial statements.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets or, for capital leases and leasehold improvements, over the asset’s useful life or the term of the lease. Costs of major improvements are capitalized, while costs of normal repairs and maintenance are expensed as incurred. The cost and accumulated depreciation of property and equipment retired or disposed of are eliminated from the respective accounts and any resulting gain or loss is included in the results of operations.

Long-Lived Assets

Long-lived assets, which are to be held and used, including property and equipment, are periodically reviewed by management for impairment whenever certain events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. If an indicator of impairment exists, we compare the estimated undiscounted future cash flows of the asset to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then impairment is measured as the difference between fair value and carrying value. Our assumptions used in developing undiscounted cash flows included the key assumption of constructing and selling a proposed retail development project. If the proposed retail development project fails to be completed or is not sold with an expected profit margin, then our undiscounted cash flows may not exceed our carrying value and impairment may be incurred in the future.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued accounting guidance, "Revenue from Contracts with Customers." The core principle of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration (that is, payment) to which the company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively (for example, service revenue and contract modifications) and clarify guidance for multiple-element arrangements. This standard is effective for fiscal years and interim periods within those years beginning after December 15, 2016, with early adoption prohibited. Accordingly, we will adopt this standard in the first quarter of fiscal year 2017. The Company is currently evaluating the impact this guidance will have on the consolidated financial statements.

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

With the exception of the new accounting standards discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during 2014, 2013 or 2012 that have had or are expected to have a material impact on the Company’s financial position or results of operations. A variety of proposed or otherwise potential accounting standards are currently under consideration by standard-setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed standards, we have not yet determined the effect, if any, that the implementation of such proposed standards would have on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our use of debt exposes us to interest rate risk. As of December 31, 2014, all of our long-term debt and capital leases had fixed interest rates which eliminated our exposure to fluctuation of interest rates. The following table set forth our long-term debt obligations and the related interest rates as of December 31, 2014 ($ in thousands):

Type	Expected Maturity	Interest Rate	Principal Outstanding
Obligations under capital leases	Dec 2014 – Jul 2017	0.0% to 8.5%	$2,220
Revolver A, $50.0 million limit	April 2018	Fixed at 4.0%	49,765
Revolver B, $5.0 million limit	April 2018	Fixed at 5.0%	5,000
Revolver C, $10.0 million limit	April 2018	Fixed at 6.0%	7,500
Total debt			$64,485

Item 8. Financial Statements and Supplementary Data

The information required by this Item is contained in Item 15(a) of this Annual report on Form 10-K under “Financial Statements”.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedure

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2014, the Company’s disclosure controls and procedures are effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013 version of framework). Based on our assessment, management believes that, as of December 31, 2014, the Company’s internal control over financial reporting was effective.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to our definitive proxy statement for our 2015 Annual Meeting to be filed with the Securities and Exchange Commission pursuant to regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to our definitive proxy statement for our 2015 Annual Meeting to be filed with the Securities and Exchange Commission pursuant to regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to our definitive proxy statement for our 2015 Annual Meeting to be filed with the Securities and Exchange Commission pursuant to regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to our definitive proxy statement for our 2015 Annual Meeting to be filed with the Securities and Exchange Commission pursuant to regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to our definitive proxy statement for our 2015 Annual Meeting to be filed with the Securities and Exchange Commission pursuant to regulation 14A within 120 days after the end of the fiscal year covered by this report.

PART IV

Item 15. Exhibits and Financial Statement Schedules

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

10.2	Employment Agreement dated July 1, 2009 by and between Tropicana Las Vegas, Inc. and Alex Yemenidjian. (Incorporated herein by reference to the Company’s Form 10-12G dated February 16, 2010)

Exhibit Number	Exhibit Description

10.3	Employment Agreement dated October 1, 2010 by and between Tropicana Las Vegas, Inc. and Joanne M. Beckett. (Incorporated herein by reference to the Company’s Form 8-K dated December 8, 2010 when originally filed as Exhibit 10.4)

10.4	Management Agreement, dated May 17, 2010, by and between Tropicana Las Vegas, Inc. and Trilliant Management, L.P. (Incorporated herein by reference to the Company’s Form 8-K dated May 21, 2010 when originally filed as Exhibit 10.8)

10.5	2010 Non-Employee Director Restricted Stock Plan (effective September 16, 2010), Form of Restricted Stock Grant Notice and Form of Restricted Stock Agreement. (Incorporated herein by reference to the Company’s Form 8-K dated September 17, 2010 when originally filed as Exhibit 10.9)

10.6	2011 Non-Employee Director Restricted Stock Plan (effective September 15, 2011), Form of Restricted Stock Grant Notice and Form of Restricted Stock Agreement (Incorporated herein by reference to the Company’s Form 8-K dated September 16, 2011 when originally filed as Exhibit 10.12).

10.7	Consulting Service Agreement, dated March 21, 2012 between Tropicana Las Vegas, Inc. and Mr. Michael A. Ribero (Incorporated herein by reference to the Company’s Form 8-K dated March 21, 2012 when originally filed as Exhibit 10.18).

10.8	Amendment and Restated Loan Agreement, dated December 21, 2012, between Tropicana Las Vegas, Inc., as the Borrower, and Wells Fargo Principal Investments, LLC as a Lender and Wells Fargo National Association, as the Administrative Agent for the Lender (Incorporated herein by reference to the Company’s Form 8-K dated on December 26, 2012 when originally filed as Exhibit 10.20).

10.9	Employment Agreement dated July 8, 2013 by and between Tropicana Las Vegas, Inc. and Jason A. Goudie. (Incorporated herein by reference to the Company’s Form 8-K dated July 8, 2013 when originally filed as Exhibit 10.21).

10.10	2013 Non-Employee Director Restricted Stock Plan (effective July 1, 2013), Form of Restricted Stock Grant Notice and Form of Restricted Stock Agreement (Incorporated herein by reference to the Company’s Form 8-K dated August 12, 2013 when originally filed as Exhibit 10.22).

10.11	Employment Agreement dated August 4, 2014 by and between Tropicana Las Vegas, Inc. and Joanne M. Beckett. (Incorporated herein by reference to the Company’s Form 8-K dated August 7, 2014)

10.12	Master Lease Agreement dated November 21, 2014 by and between Tropicana Las Vegas, Inc. and Onset Financial, Inc. (Incorporated herein by reference to the Company’s Form 8-K dated November 21, 2014)

10.13	Letter Agreement dated December 30, 2014 by and between Tropicana Las Vegas, Inc., as the Borrower, and Wells Fargo Principal Investments, LLC as a Lender and Wells Fargo National Association, as the Administrative Agent for the Lender. (Incorporated herein by reference to the Company’s Form 8-K dated December 30, 2014)

10.14*	Amendment No. 1 to Master Lease Agreement dated February 10, 2015 by and between Tropicana Las Vegas, Inc. and Onset Financial, Inc.

21.1*	Subsidiaries of the registrant.

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed herewith.

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

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

Date: February 13, 2015	By:	/s/ Alex Yemenidjian

		Name:	Alex Yemenidjian
		Title:	Chief Executive Officer and President

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alex Yemenidjian
Alex Yemenidjian	Chairman, Chief Executive Officer and President (Principal Executive Officer)	February 13, 2015

/s/ Jason goudie
Jason Goudie	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 13, 2015

/s/ Timothy A. R. Duncanson
Timothy A. R. Duncanson	Director	February 13, 2015

/s/ Judy K. Mencher
Judy K. Mencher	Director	February 13, 2015

/s/ Larry krause
Larry Krause	Director	February 13, 2015

/s/ Michael Ribero
Michael Ribero	Director	February 13, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Tropicana Las Vegas Hotel and Casino, Inc.

We have audited the accompanying consolidated balance sheets of Tropicana Las Vegas Hotel and Casino, Inc. (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for the each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Las Vegas, Nevada

February 13, 2015

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	December 31,
	2014	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,315	$9,363
Restricted cash	5,021	7,839
Receivables, net	4,053	3,941
Inventories	587	797
Prepaid expenses and other current assets	2,968	2,393
Total current assets	22,944	24,333
Long-term restricted cash	—	879
Property and equipment, net	318,711	331,122
Other assets, net	3,590	4,231
TOTAL ASSETS	$345,245	$360,565

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$1,251	$784
Financing payable	483	—
Accounts payable	8,368	9,833
Construction payable	164	439
Accrued payroll and related	4,345	5,140
Accrued gaming and related	1,585	1,597
Other accrued expenses and current liabilities	3,818	3,597
Total current liabilities	20,014	21,390
Long-term debt, less current portion	63,234	59,850
Accrued management fees	9,380	7,162
Other long-term liabilities	389	687
TOTAL LIABILITIES	93,017	89,089

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS’ EQUITY:
Class A convertible participating preferred stock, $0.01 par value, 750,000 shares authorized, issued and outstanding	8	8
Class A series 2 convertible participating preferred stock, $0.01 par value, 545,702 shares authorized, 545,585 shares issued and outstanding	5	5
Class A series 3 convertible participating preferred stock, $0.01 par value, 350,000 shares authorized, issued and outstanding	3	3
Class A series 4 convertible participating preferred stock, $0.01 par value, 416,500 shares authorized, issued and outstanding, respectively	4	4
Class A common stock, $0.01 par value, 16,500,000 shares authorized, 4,668,151 and 4,666,151 shares issued and outstanding, respectively	47	47
Class B common stock, $0.01 par value, 16,500,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	436,208	436,201
Accumulated deficit	(184,047)	(164,792)
Total stockholders’ equity	252,228	271,476
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$345,245	$360,565

The accompanying notes are an integral part of these consolidated financial statements.

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(amounts in thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012
REVENUES:
Casino	$41,354	$38,821	$39,239
Room	47,238	40,590	35,613
Food and beverage	26,410	22,932	22,938
Other	5,039	4,937	4,231
Gross revenues	120,041	107,280	102,021
Less: promotional allowances	(10,381)	(10,518)	(10,625)
Net revenues	109,660	96,762	91,396

OPERATING EXPENSES:
Casino	27,095	28,285	28,749
Room	22,024	19,336	17,300
Food and beverage	21,932	19,692	21,031
Other	5,156	4,366	4,107
Selling, general and administrative	19,941	18,989	19,229
Maintenance and utilities	12,490	12,203	12,309
Depreciation and amortization	17,709	18,037	18,660
Write down of other assets	—	—	214
Loss on asset disposals, net	871	345	86
Gain on lease termination	(1,528)	—	—
Total operating expenses	125,690	121,253	121,685

OPERATING LOSS	(16,030)	(24,491)	(30,289)

OTHER (EXPENSES) INCOME:
Interest income	3	33	6
Interest expense	(3,228)	(2,928)	(3,978)
Total other (expense) income	(3,225)	(2,895)	(3,972)

NET LOSS	(19,255)	(27,386)	(34,261)

Other comprehensive income (loss)	—	—	—
COMPREHENSIVE LOSS	$(19,255)	$(27,386)	$(34,261)

The accompanying notes are an integral part of these consolidated financial statements.

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

	Stockholders’ Equity
	Class A Preferred Stock	Class A Series 2 Preferred Stock	Class A Series 3 Preferred Stock	Class A Series 4 Preferred Stock	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

Balances, December 31, 2011	$8	$5	$3	$—	$46	$—	$394,527	$(103,145)	$291,444

Issuance of preferred stock for cash and issuance of common stock for backstopping offering	—	—	—	4	1	—	39,995	—	40,000
Issuance of preferred stock in payment of debt issuance costs	—	—	—	—	—	—	350	—	350
Share-based compensation	—	—	—	—	—	—	14	—	14
Net loss	—	—	—	—	—	—	—	(34,261)	(34,261)
Balances, December 31, 2012	8	5	3	4	47	—	434,886	(137,406)	297,547

Issuance of preferred stock in payment of debt issuance costs	—	—	—	—	—	—	1,301	—	1,301
Share-based compensation	—	—	—	—	—	—	14	—	14
Net loss	—	—	—	—	—	—	—	(27,386)	(27,386)
Balances, December 31, 2013	8	5	3	4	47	—	436,201	(164,792)	271,476

Share-based compensation	—	—	—	—	—	—	7	—	7
Net loss	—	—	—	—	—	—	—	(19,255)	(19,255)
Balances, December 31, 2014	$8	$5	$3	$4	$47	$—	$436,208	$(184,047)	$252,228

The accompanying notes are an integral part of these consolidated financial statements.

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,255)	$(27,386)	$(34,261)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	17,709	18,037	18,660
Share-based compensation	7	14	14
Amortization of debt issuance costs	703	679	1,311
Loss on disposition of assets	871	345	86
Gain on lease termination	(1,528)	—	—
Write down of other assets	—	—	214
Changes in operating assets and liabilities
Restricted cash (short and long term)	3,697	2,199	(2,399)
Receivables, net	(112)	(260)	(842)
Inventories, prepaid expenses and other assets	(365)	(164)	231
Accounts payable, accrued expenses and other current liabilities	(2,348)	1,386	1,326
Accrued management fees	2,218	1,939	1,760
Other assets	(80)	79	180
Net cash provided by (used in) operating activities	1,517	(3,132)	(13,720)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,951)	(13,676)	(11,143)
Change in construction payable	(275)	(870)	1,238
Proceeds from sale of property and equipment	50	1	259
Proceeds in a lease termination for replacement property and equipment	43	—	—
Net cash used in investing activities	(3,133)	(14,545)	(9,646)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of preferred stock	—	—	40,000
Borrowing under loan agreement	5,000	29,664	10,000
Borrowings under financing agreement	895	—	—
Repayments under loan agreement	(2,000)	(10,000)	(30,000)
Payments under financing payable	(413)	—	—
Principal payments on capital leases	(914)	(840)	(337)
Debt issuance costs	—	(139)	(108)
Net cash provided by financing activities	2,568	18,685	19,555

Net increase (decrease) in cash and cash equivalents	952	1,008	(3,811)
Cash and cash equivalents, beginning of year	9,363	8,355	12,166
Cash and cash equivalents, end of year	$10,315	$9,363	$8,355

SUPPLEMENTAL CASH FLOW INFORMATION:
Preferred shares issued for payment of debt issuance costs	$—	$1,301	$350
Property and equipment financed by debt	1,764	1,194	209
Property and equipment received in a lease termination	1,478	—	—
Cash paid for interest	2,526	2,250	2,668

The accompanying notes are an integral part of these consolidated financial statements.

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Background

Tropicana Las Vegas Hotel and Casino, Inc., (“Tropicana Las Vegas”) is a Delaware corporation formed in June 2009 that acts largely as a holding company and, through its wholly owned subsidiaries owns the Tropicana Las Vegas hotel-casino resort. Tropicana Las Vegas offers casino gaming, hotel accommodations, dining, entertainment, retail shopping and other resort amenities. Tropicana Las Vegas is conveniently located on 35 acres at the corner of Tropicana Avenue and Las Vegas Boulevard on the Las Vegas Strip. Our property currently offers 1,467 remodeled hotel rooms and suites, a 50,000 square foot casino floor, three restaurants, two casual dining venues, two entertainment venues, beach club and special event venue, and more than 60,000 square feet of flexible convention and meeting space. We also offer a state of the art spa and fitness facility, race and sports book, and retail space, all leased to various third parties.

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

2. Basis of Presentation and Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated. Certain amounts in the consolidated financial statements for the previous years have been reclassified to be consistent with the current year presentation. These reclassifications related to promotional discounts totaling $0.5 million and $0.4 million, respectively, which were previously charged as promotional allowances in food and beverage revenue for years ended December 31, 2013 and 2012 and reclassified to contra revenue against food and beverage revenue in the consolidated statements of operations and comprehensive loss in order to conform to the current year presentation. These reclassifications had no effect on the net loss previously reported.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates used by the Company include estimated useful lives for depreciable and amortizable assets, certain accrued liabilities and the estimated allowances for receivables, customer loyalty program liability, and self-insurance reserves. Actual results may differ from those estimates.

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

Restricted Cash

Restricted cash held at December 31, 2014 and 2013 was $5.0 million and $8.7 million, respectively, and consisted of two accounts. The first account consists of funds restricted by the Bankruptcy Court in connection with the Chapter 11 reorganization for the purpose of satisfying liabilities related to professional services incurred as part of the Chapter 11 Cases (See Note 6 “Commitments and Contingencies – Bankruptcy”). The second account consists of funds restricted by our Lender in connection with our loan agreement for the payment of interest on our long term debt. In accordance with the Amended and Restated Loan Agreement, we were required to fund $5.0 million into an interest reserve account in late December 2012 and under a December 2014 letter agreement, we were required to fund an additional $1.6 million into the interest reserve account in January 2015. (See Note 4 “Debt – Loan Agreement”).

Accounts Receivables and Credit Risk

Concentration of credit risk, with respect to casino and hotel receivables, is limited through our credit evaluation process. We issue markers to approved casino customers and issue credit to convention related hotel groups, following credit checks and investigation of creditworthiness. Receivables consist primarily of casino, hotel and other receivables, net of an allowance for doubtful accounts. Receivables are typically non-interest bearing and are initially recorded at cost. Accounts are written off when management deems them to be uncollectible. An estimated allowance for doubtful accounts is maintained to reduce our receivables to their expected realization, which approximates fair value. The allowance is estimated based on specific review of customer accounts as well as management’s experience with collection trends in the casino industry and current economic and business conditions. Recoveries of accounts previously written off are recorded when received.

Receivables consist of the following as of December 31 ($ in thousands):

	2014	2013
Hotel	$1,737	$1,871
Casino	2,410	1,815
Other	227	433
	4,374	4,119
Less: allowance for doubtful accounts	(321)	(178)
Receivables, net	$4,053	$3,941

Fair Value Measurement

Cash and cash equivalents, restricted cash, accounts receivable and accounts payable are carried at cost which approximates fair market value, due to the short-term maturities of these items. It was not practicable to determine the fair market value of the revolving credit facility due to the lack of comparable credit facilities and the involvement of our majority shareholder in negotiating the terms and conditions directly with the lender. It is unlikely the Company could obtain similar financing on the same terms with another lender without the involvement and resources of our majority shareholder given our financial condition and history of operating losses. The carrying value of other long-term obligations approximates fair value.

Fair value is defined in the authoritative guidance as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance also establishes a framework for measuring fair value and expands disclosures about fair value measurements. The fair value framework requires the categorization of assets and liabilities into three levels based upon assumptions (inputs) used to price the assets and liabilities. Level 1 provides the most reliable measure of fair value, whereas, Level 3 generally requires significant management judgment. The three levels are defined as follows: Level 1: quoted market prices in active markets for identical assets or liabilities; Level 2: observable market-based inputs or unobservable inputs that are corroborated by market data and Level 3: unobservable inputs that are not corroborated by market data. As of December 31, 2014, the Company had no assets or liabilities measured at fair value on a recurring basis.

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventories

Inventories consist of food, beverage, promotional items, and certain operating supplies, which are stated at the lower of cost or market value using the weighted average cost method.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets or, for capital leases over the assets’ useful life or term of the lease as outlined in the table below. Costs of major improvements are capitalized, while costs of normal repairs and maintenance are expensed as incurred. The cost and accumulated depreciation of property and equipment retired or disposed of are eliminated from the respective accounts and any resulting gain or loss is included in the results of operations.

Property and equipment and the useful lives consist of the following as of December 31 ($ in thousands):

	2014	2013	Useful Life in Years
Land and improvements	$203,980	$203,980	15 for improvements
Building and improvements	128,158	123,157	5-35
Furniture, fixtures and equipment	60,320	59,358	2-7
Capital leases	2,463	2,713	5-15
Construction in progress	3,616	5,599	n/a
	398,537	394,807
Less: accumulated depreciation and amortization	(79,826)	(63,685)
Property and equipment, net	$318,711	$331,122

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

Debt Issuance Costs

Direct and incremental costs incurred in connection with the obtaining long-term debt are capitalized and amortized to interest expense using the effective interest method over the expected terms of the related debt agreements and are included in other assets, net, on the consolidated balance sheets. Amortization of debt issuance cost was approximately $0.7 million, $0.7 million and $1.3 million for the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014 and 2013, the balance of unamortized debt issuance costs totaled $2.1 million and $2.8 million, respectively.

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

	2014	2013	2012
Retail Value of Promotional Allowances
Room	$5,396	$5,241	$5,130
Food and beverage	4,749	5,038	5,296
Other	236	239	199
Total	$10,381	$10,518	$10,625

Cost of Promotional Allowances
Room	$2,840	$2,867	$2,911
Food and beverage	4,809	5,545	6,314
Other	463	475	400
Total	$8,112	$8,887	$9,625

Advertising

The Company expenses an advertising cost the first time the advertising takes place such as the first appearance of a magazine advertisement or the first showing of a television commercial. Costs of billboard advertisement are expensed over the contract or lease period. Advertising costs are recorded in selling, general and administrative expenses on the accompanying consolidated statements of operations and comprehensive loss. Total advertising costs were $1.7 million, $1.6 million, and $2.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Gaming Taxes

We are subject to taxes based on the number of gaming devices and gross gaming revenues, subject to applicable adjustments. These gaming taxes are an assessment on our gaming revenues and are recorded in casino expense on the accompanying consolidated statements of operations and comprehensive loss. Gaming taxes totaled approximately $2.8 million, $2.5 million, and $2.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

3. Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued accounting guidance, "Revenue from Contracts with Customers." The core principle of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration (that is, payment) to which the company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively (for example, service revenue and contract modifications) and clarify guidance for multiple-element arrangements. This standard is effective for fiscal years and interim periods within those years beginning after December 15, 2016, with early adoption prohibited. Accordingly, we will adopt this standard in the first quarter of fiscal year 2017. The Company is currently evaluating the impact this guidance will have on the consolidated financial statements.

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

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

4. Debt

Long-term debt consists of the following as of December 31 ($ in thousands):

	2014	2013

Revolver A, $50 million limit	$49,765	$49,765
Revolver B, $5 million limit	5,000	5,000
Revolver C, $10 million limit	7,500	4,500
Other long-term debt	2,220	1,369
	64,485	60,634
Less current portion	(1,251)	(784)
Total long-term debt, net	$63,234	$59,850

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

Effective December 30, 2014, we executed a letter with lenders that established: i) the required minimum EBITDA financial covenants for fiscal year 2015; ii) required the Company to deposit an additional $1.6 million into the interest reserve account in January 2015; and iii) eliminated the Lender obligation to disburse all amounts in the interest reserve account as of December 31, 2014 if certain conditions were met. As of December 31, 2014, we are in compliance with all of our covenants and expect to remain compliant with our covenants throughout 2015.

As of December 31, 2014 and 2013, the interest reserve account had a balance of $1.2 million and $3.7 million, respectively. The following table provides interest incurred on the Amended and Restated Loan for the periods indicated ($ in thousands).

	2014	2013	2012
Interest incurred	$2,490	$2,204	$2,606

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Scheduled maturities of outstanding amounts under the Amended and Restated Loan are as follows ($ in thousands):

Years ending December 31,
2015	$—
2016	—
2017	—
2018	62,265
2019	—
Total	$62,265

Other Long-Term Debt

We enter into capital leases for marquee signs, cash kiosk stations, slot machines and other equipment. These agreements are capitalized at the present value of the future minimum lease payments at inception and are included in property and equipment. The assets are depreciated on straight line method over their estimated useful lives or over the term of the lease. Under the terms, certain lease agreements are non-interest bearing. As a result, no imputed interest was recorded as it was not material to the consolidated financial statements.

Effective November 21, 2014, the Company entered into a capital lease with Onset Financial, Inc. to finance new equipment and improvements in the Tropicana Pavilion convention space in the current amount of approximately $1.4 million with an additional $1.6 million anticipated to be incurred in 2015. Monthly payments are 3.4% of the amount financed with an approximate imputed interest rate of 8.5% based on an estimated 10% buyout (buyout price to be negotiated between Onset and the Company). This obligation covers a thirty month period with an automatic extension of six months if the Company does not provide notice to return the equipment or exercise the buy-out option prior to 150 days of the lease termination date. After the automatic extension of six months, all equipment and improvements under the lease become the property of the Company, free and clear of any encumbrances.

The following table provides principal payments made under the capital leases for the periods indicated ($ in thousands).

	For the Years Ended December 31,
	2014	2013
Principal payments under capital leases	$914	$840

Future minimum lease payments required under capital leases are as follows ($ in thousands):

Years ending December 31,
2015	$1,262
2016	698
2017	260
2018	—
2019	—
Total	$2,220

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financing Insurance Payables

Effective May 1, 2014, the Company entered into financing agreement with AFCO Premium Credit LLC to finance the insurance premium related to property insurance coverage in the amount of $0.3 million. This obligation covers a eleven month period with an initial down payment and a finance charge of $4,810 or a 3.196% interest rate.

Effective July 1, 2014, the Company entered into financing agreement with AFCO Premium Credit LLC to finance the insurance premiums related to general liability, workers compensation, umbrella, errors and omission, and auto insurance coverage in the amount of $0.5 million. This obligation covers an eleven month period with an initial down payment and a finance charge of $7,612 or a 3.196% interest rate.

Effective December 1, 2014, the Company entered into financing agreement with AFCO Premium Credit LLC to finance the insurance premiums related to Directors and Officers liability and crime insurance coverage in the amount of $0.1 million. This obligation covers an eleven month period with an initial down payment and a finance charge of $1,725 or a 3.196% interest rate. These financing agreements have been recorded as a liability in financing payables on the accompanying consolidated balance sheets.

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

Currently, we are a party to a management agreement with Trilliant Management LP, a limited partnership that is controlled by its general partner, Trilliant Gaming (“Trilliant Management”), for the management and operation of the Tropicana Las Vegas, Inc. (See “Management Agreement” below).

Armenco Lease

On June 22, 2009, we entered into the Armenco Lease (“Armenco”) in which we leased the real and non-gaming personal property of our hotel and casino, including the restaurants, lounges, retail shops and other related support facilities, and the operation thereof to Armenco until such time as we were able to obtain all governmental registrations, findings of suitability, licenses, qualifications, permits and approvals pursuant to the gaming laws and regulations of the State of Nevada and Clark County liquor and gaming codes necessary for us to own and operate our gaming facility directly. Effective December 1, 2010, we received all approvals necessary for us to own and operate our gaming property directly. We incurred and accrued approximately $1.7 million in management fees related to the Armenco Lease which was terminated on November 30, 2010. These fees have not been paid and will not accrue interest due to certain restrictions under the Amended and Restated Loan Agreement.

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Management Agreement provides for Trilliant Management to assist us in the management and operation of Tropicana Las Vegas beginning December 1, 2010 and terminating on November 30, 2020. For each fiscal year or portion thereof during the term of the Management Agreement, we will pay Trilliant Management a fee equal to the sum of 2% of all revenue from the operation of Tropicana Las Vegas (the “Revenue Fee”) and 5% of EBITDA after reduction of the Revenue Fee (each as defined). The following table provides management fees recorded for the periods indicated and is included in selling, general and administrative expenses on the accompanying consolidated statements of operations and comprehensive loss ($ in thousands).

	2014	2013	2012
Management fee expense	$2,300	$1,935	$1,828

For both Armenco and Trilliant Management, the Amended and Restated Loan restricts our payments of management fees until the earlier of a) the date on which the outstanding principal has been repaid in full or b) the date on which EBITDA for the prior 12 month period is equal to or greater than $20.0 million, and upon the condition that no default or event of default is continuing under the Amended and Restated Loan. However, the Amended and Restated Loan does permit the Company to pay a portion of the management fees for reimbursement of tax liabilities actually incurred and paid. During the years ended December 31, 2014, 2013 and 2012, we paid $81,262, $64,892 and $67,963, respectively, for reimbursement of income tax liabilities. In addition, we received a refund of $67,963 in July 2013 for previously paid management fees associated with the income tax liability reimbursement. As of December 31, 2014 and 2013, we have $9.4 million and $7.2 million, respectively, recorded as accrued management fees due Armenco and Trilliant Management. We have not accrued interest on these management fees since these fees are subject to certain restrictions under the Amended and Restated Loan.

Consulting Agreement

On March 21, 2012, the Company entered into a consulting agreement (the “Agreement”) with Mr. Michael Ribero, an independent director of the Company, pursuant to which Mr. Ribero provided consulting services in connection with developing marketing initiatives for the Company through December 31, 2012. The Company obtained a limited waiver from the requisite number of stockholders that such consulting agreement would not be taken into account in determining whether Mr. Ribero was independent for purposes of the Company’s governing documents. During the year ended December 31, 2012, we paid Mr. Ribero $0.3 million for consulting services which included a $40,000 performance bonus.

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

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Self-Insurance Reserves

We are self-insured up to certain stop-loss amounts for employee health coverage for non-union employees as well as workers compensation and general liability cost. Insurance claims and reserves include accruals of estimated settlements for known claims as provided by a third party. In estimating these accruals, we consider historical loss experience and make judgments about the expected levels of costs per claim. We believe our estimates of future liability are reasonable based upon our methodology; however, changes in health care costs, accident frequency and severity and other factors could materially affect the estimate for these liabilities. We continually monitor changes in claim type and incident and evaluate the insurance accrual making necessary adjustments based on the evaluation of these qualitative data points. As of December 31, 2014 and 2013, the estimated liabilities for unpaid and incurred but not reported claims totaled $0.7 million and $1.0 million, respectively.

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

We also have a promotion for new members, Even the Odds Program (“Even the Odds”), which allows first-time customers to be reimbursed for their losses up to $200. Under the current promotion rules, a customer’s actual rated slot loss up to $200 is reimbursed in free slot play with 50% reimbursement on the first day of sign up and the remaining 50% is reimbursed thirty days after their loss up to one year from initial play. We record a liability for the estimated cost of the reimbursements under Even the Odds based on our estimate of redemption. As of December 31, 2014 and 2013, the estimated accrual for the costs of the Program and Even the Odds redemption totaled $0.4 million and $0.3 million, respectively.

Termination of a Property Lease

Effective July 29, 2013, the BBCLV, LLC and The One Group (collectively, the “Tenant”) relinquished the operation of the nightclub and beach club to us. We are operating the upscale venues for private events and have renamed the venues Havana Room and Beach Club. Effective May 1, 2014, we reached a settlement agreement with the Tenant whereby: i) we retained their $0.2 million security deposit which was used to offset previous billings to the Tenant; ii) the Tenant made a payment for previously incurred Live Entertainment Taxes and provided an escrow account for potential additional Live Entertainment Taxes incurred during their period of occupancy, iii) the Tenant made a payment for certain missing equipment; and, iv) the Tenant transferred certain personal property and leasehold improvements to us in lieu of us enforcing the 10 year lease guaranty of $0.5 million. The Company conducted an extensive review of the assets that were delivered to the Tenant as well as the bill of sale provided in the settlement agreement. Based upon estimated fair market value, we have recognized $1.5 million in personal property and leasehold improvements with a corresponding gain on lease termination derived from the settlement and have written off $0.9 million of our existing assets due to replacements by the Tenant.

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

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Bankruptcy Litigation

The Company was formed in June 2009 for the purpose of owning and operating Tropicana Las Vegas Holdings, LLC and its subsidiaries (the “Predecessor”), including the operations of Tropicana Las Vegas Hotel and Casino, LLC (“Tropicana Las Vegas”), in connection with the reorganization of Tropicana Entertainment Holdings, LLC (“TEH”) and certain of its subsidiaries under Chapter 11 of Title 11 of the United States Code or Bankruptcy Code.

On May 5, 2008 (the “Petition Date”), TEH together with certain of its subsidiaries, including the Predecessor, filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) for relief, seeking to reorganize their businesses under the provisions of the Bankruptcy Code (the “Chapter 11 Cases”). As TEH and certain of its subsidiaries progressed towards an exit from the Chapter 11 Cases, it was determined that given their capital structures and the claims arising thereunder, as well as the nature of the business operations, two separate plans of reorganization were warranted. Accordingly, TEH proposed two separate plans of reorganization, one for the Predecessor (the “Bankruptcy Plan”) and one for TEH’s other gaming properties. The Bankruptcy Plan was confirmed by the Bankruptcy Court on May 5, 2009 and became effective on July 1, 2009 (the “Effective Date”).

Pursuant to the Bankruptcy Plan, among other things, we assumed certain obligations and liabilities of the Predecessor. The following represents the current status of such obligations as well as remaining litigation matters. We agreed to pay $0.4 million in satisfaction of the Predecessor’s unsecured claims. To date, we have paid or have been deemed by order of the Bankruptcy Court to have satisfied $0.3 million of those unsecured claims and have a remaining $0.1 million recorded as a liability in accounts payable. With regard to allowed priority and cure claims and non-professional fee administrative expenses, we have paid approximately $2.9 million. Other disputed administrative/priority claims (“Disputed Claims”) are discussed below.

One set of Disputed Claims consists of claims for professional fees. The professionals employed at the expense of the bankruptcy estates of the Predecessor and other debtors filed applications for allowance of approximately $13.5 million in professional fees and expenses against the Predecessor. We dispute and have objected to many of those applications in advance of hearings before the Bankruptcy Court, the first of which occurred on May 11, 2011, and addressed issues of allocation of fees and expenses between the Predecessor and TEH. Following the May 11, 2011 hearing, the Bankruptcy Court requested post-hearing submissions from the parties, which were filed on June 30, 2011. Thereafter, on December 30, 2014, the Bankruptcy Court issued the Memorandum Regarding Fee Allocation Dispute and entered the Order Regarding Fee Allocation Dispute (the “Allocation Order”), which held that “Professional Fees [with one exception] should be allocated 75% to the OpCo Debtors [TEH] and 25% to the LandCo Debtors [Predecessor].” During a status conference held on February 3, 2015, the Bankruptcy Court directed the Company and TEH to attempt to resolve the Disputed Claims either informally or, if necessary, through a formal mediation process. A second hearing on all other issues subject to the objections will occur, if necessary, when scheduled by the Bankruptcy Court. As described below, we believe that our potential liability in respect of such claimed professional fees and expenses should be limited to the current balance of a professional fee escrow account the Predecessor funded and accrued in the amount of $5.0 million pursuant to the Bankruptcy Plan. Approximately $3.8 million remains in that account, which is restricted to the sole purpose of satisfying liabilities related to professional services incurred as part of the Chapter 11 Cases. Notwithstanding the foregoing, management cannot predict the outcome of these Disputed Claims and no assurance can be provided regarding our liability in this regard.

Another set of Disputed Claims were asserted by Wimar Tahoe Corporation and Columbia Sussex Corporation, which are companies related by common ownership to the Predecessor that provided management services to and incurred expenses through September 2008 that were charged to the Predecessor. Both companies seek allowance and payment by the Predecessor of administrative expense and/or priority claims in the Chapter 11 Cases in the aggregate amount of $0.8 million. Oral arguments on dispositive cross motions for summary judgment were conducted on September 27, 2011, and we are awaiting the Bankruptcy Court ruling. We currently have recorded a liability in the amount of $0.8 million in accounts payable for these claims.

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Finally, TEH has asserted two additional Disputed Claims against the Predecessor in the Chapter 11 Cases. The first claim has been asserted as an administrative/priority claim in the amount of approximately $0.5 million and relates to management fees for services allegedly rendered by TEH in May and June 2009 and an unliquidated contingent claim relating to alleged workers’ compensation liabilities. We dispute the workers’ compensation liabilities claim in its entirety and a portion of the claimed management fees. Given our position, we have not recorded any liability associated with this Disputed Claim, which has yet to be adjudicated.

In the second claim, TEH has asserted that the Predecessor should be responsible for payment of the entire amount of fees and expenses allocated to the Predecessor pursuant to the Allocation Order, which the Company calculates to be approximately $12.7 million, less approximately $2.3 million already paid on account of such fees and expenses and less the $3.8 million remaining in the professional fee escrow account. The Company, on the other hand, has taken the position that, pursuant to the Bankruptcy Plan, it is responsible only for the Predecessor’s appropriate allocation of professional fees and expenses that were unpaid at the time of confirmation of the Bankruptcy Plan, which would be an amount no more than the remaining balance of the professional fee escrow account. Given our position, we have not recorded any liability associated with this claim in excess of the remaining balance of the professional fee escrow account. Management cannot predict the outcome and no assurance can be given that the claims asserted will ultimately be disallowed or will not have a material adverse impact on the Company.

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

7. Stockholders’ Equity

Common Stock

We are authorized to issue up to 16,500,000 shares of our Class A Common, $0.01 par value per share. As of December 31, 2014, and 2013, 4,668,151 shares and 4,666,151shares, respectively, of the Class A Common were outstanding. We are authorized to issue up to 16,500,000 shares of our Class B Common Stock and no shares were issued as of December 31, 2014 and 2013. Except as otherwise provided by our articles of incorporation, Delaware or Nevada law, each holder of the Class A Common is entitled to one vote, in person or by proxy, for each share standing in such holder’s name on our stock transfer records. To the fullest extent permitted by law, holders of Class B Common shall not be entitled to vote on any matter submitted to a vote of our stockholders. Each share of Class A Common is convertible into a share of Class B Common, in each case as adjusted for any stock dividends, splits, combinations, recapitalizations, reclassifications and similar events. Each share of Class B Common is convertible into a share of Class A Common, in each case as adjusted for any stock dividends, splits, combinations, recapitalizations, reclassifications and similar events, provided that such conversion is in compliance with, and such holder has, all necessary approvals and licenses under all applicable gaming laws.

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

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Preferred Stock

We are authorized to issue up to 750,000 shares of our Series 1 Preferred, 545,702 shares of our Series 2 Preferred, 350,000 shares of our Series 3 Preferred, $0.01 par value per share, 416,500 shares of our Series 4 Preferred, $0.01 par value per share, (all series of preferred stock collectively known as “Preferred Stock”) of which 750,000, 545,585, 350,000 and 416,500 shares of Series 1 Preferred, Series 2 Preferred, Series 3 Preferred and Series 4 Preferred, respectively, were outstanding at December 31, 2014.

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

The Preferred Stock consists of an aggregated 2,062,202 authorized shares having a per share liquidation preference amount equal to the greater of (i) $100 plus the amount of accrued and unpaid dividends for any prior dividend periods; and (ii) an amount equal to the amount the holders of the Preferred Stock would have received upon liquidation, dissolution or winding up of the Company had such holders converted their shares of the Preferred Stock into shares of our common stock immediately prior to such liquidation, dissolution or winding up.

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

There have been no cash dividends declared on our preferred stock since we issued each preferred stock series. We do not intend to pay cash dividends on our preferred stock for the foreseeable future. Our current loan agreement prohibits us from declaring dividends as long as there is outstanding debt. As of December 31, 2014, we had approximately $142.7 million in unrecorded dividend liability.

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

8. Share-Based Compensation

Under three separate Non-Employee Director Restricted Stock Plans (2010, 2011 and 2013), we have granted restricted common stock to each of our non-employee directors. Each non-employee director was granted 4,000 restricted common stock shares with the first 1,000 shares being immediately vested. The remaining 3,000 shares will vest equally over three years on the anniversary grant date. We determined the fair value associated with the units from the Non-Employee Director Restricted Stock Plans taking into account our estimated enterprise value, expected term of the units at 1.0 year, expected volatility based on expected volatility of equity instruments of comparable companies at 53.9%, a risk free rate of 0.3% and the recent transactions of our stock. For the year ended December 31, 2014, a summary of the status and changes of the unvested restricted Class A Common is as follows:

	Number of Unvested Restricted Shares	Weighted Average Grant Date Fair Value
Unvested, 12-31-13	4,000	$3.47
Granted	—	—
Vested	(2,000)	3.95
Forfeited	—	—
Unvested, 12-31-14	2,000	$3.00

We account for share-based awards exchanged for services in accordance with the authoritative accounting guidance for share-based payments. Under the guidance, share-based compensation expense is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense, net of estimated forfeitures, on a straight-line basis over the requisite service period of the award. The following table provides the share-based compensation expense recorded for the years ended December 31, and is included in selling, general and administrative expenses on the accompanying consolidated statements of operations and comprehensive loss.

	2014	2013	2012
Share-based compensation expense	$6,667	$14,279	$14,669

9. Employee Bargaining Agreements and Benefit Plans

Collective bargaining agreements

A significant portion of our labor force is covered by collective bargaining agreements. Although unions have been active in Las Vegas, we believe that we have a good working relationship with our union employees. We are currently negotiating contract terms and conditions with one union covering approximately 20 employees. As of December 31, 2014, 935 of our 1,507 employees, or 62%, were covered by collective bargaining agreements.

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Multi-employer pension plan

We contribute to multi-employer defined benefit pension plans (collectively, “the Plans”) for certain of our union employees under the terms of the applicable bargaining agreements. Risks of participating in a multi-employer plan differ from single-employer plans for the following reasons: (1) assets contributed to a multi-employer plan by one employer may be used to provide benefits to employees of other participating employers; (2) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers; and (3) if a participating employer stops participating, it may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability. The contributions made by us were not individually significant to any of the respective Plans. The table below includes information on each of our multi-employer defined pension plans ($ in thousands):

				Pension Protection Act Zone Status		Funding Improvement Plan (FIP)/	Company Contributions
Pension Plan Legal Name	Plan No.	Employer Identification Number	Expiration Date	Plan Year 2013	Plan Year 2012	Rehabilitation Plan (RP) Pending /Implemented (Yes or No)	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Southern Nevada Culinary Workers and Bartenders Pension Plan Trust	001	88-6016617	5/31/2018	Green	Green	No	$1,107	$983	$911
Nevada Resort Association I.A.T.S.E. Local 720 Pension Trust	001	51-0144767	12/31/2018	Green	Green	No	126	21	84
Western Conference of Teamsters Pension Trust	001	91-0681009	3/31/2018	Green	Green	No	405	394	414
Central Pension Fund of the International Union of Operating Engineers and Participating Employers	001	36-6052390	(M-T-M)	Green	Green	No	261	272	245
Southwest Carpenters Joint Trust Fund	001	95-6042875	7/31/2019	Green	Green	No	64	58	77
National Electrical Benefit Fund including I.B.E.W. Local Union Fund	001	88-6023284	2/28/2017	Green	Green	No	18	19	19
International Painters and Allied Trades Industry Pension Fund	001	52-6073909	5/31/2018	Yellow	Yellow	Implemented FIP	28	28	39
Total Contributions							$2,009	$1,775	$1,789

Retirement Plan

We have a defined contribution plan under Section 401(k) of the Internal Revenue Code that covers substantially all employees who are not covered by collective bargaining agreements. The plan allows employees, at their discretion, to defer within prescribed limits, a percentage of their income on a pre-tax basis through contributions to this plan. We currently make no matching employer contributions.

Employment Agreements

We have entered into employment agreements with our executive officers and other members of management. These agreements generally have one to three year terms and typically indicate a base salary and often contain provisions for bonuses. Certain of the executives are also entitled to a separation payment if terminated without “cause” or upon voluntary termination of employment for “good reason” (as these terms are defined in the employment contracts).

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Income Taxes

Income tax expense for the years ended December 31, consists of the following ($ in thousands):

	2014	2013	2012
Current taxes	$—	$—	$—
Deferred taxes	—	—	—
Total income tax expense	$—	$—	$—

The income tax provision differs from that computed at the federal statutory corporate tax rate for the years ended December 31, as follows:

	2014	2013	2012
Federal statutory rate	34.0%	34.0%	34.0%
Valuation allowance, net	(34.4)	(34.4)	(34.2)
Other	0.4	0.4	0.2
Effective tax rate	—%	—%	—%

The components of the net deferred tax assets and liabilities as of December 31, consist of the following ($ in thousands):

	2014	2013
Deferred tax assets:
Allowance for doubtful accounts	$109	$60
Accrued compensation	348	387
Accrued management fee	3,189	2,435
Accrued other	438	741
Trademark	443	485
General business credits	857	670
Net operating loss carryforwards	59,216	56,851
Property and equipment	1,827	—
Less: valuation allowance	(65,383)	(58,755)
Deferred tax assets, net	1,044	2,874

Deferred tax liabilities:
Prepaid expenses	(1,044)	(849)
Property and equipment	—	(2,025)
Deferred tax liabilities, net	(1,044)	(2,874)

Net deferred tax assets (liabilities)	$—	$—

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

Accounting standards for accounting for uncertain tax positions require that tax positions be assessed using a two-step process. A tax position is recognized if it meets a “more likely than not” threshold, and is measured at the largest amount of benefit that is greater than 50% likely of being realized. Uncertain tax positions must be reviewed at each balance sheet date. It is the policy of the Company to recognize penalties and interest related to unrecognized tax benefits in the provision for income taxes. As of December 31, 2014 and 2013, we have not recorded a reserve for uncertain tax positions or penalties and interest nor do we anticipate a significant change to the reserve for uncertain tax positions in the next 12 months.

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We file federal income tax returns in the United States (“U.S.”) that are subject to examination by the IRS. The tax years open to examination include 2009 and forward, due to net operating loss carryforwards and general business tax credit carryforwards. The statute of limitations for tax years that result in a net operating loss is determined by reference to the tax year in which the loss is utilized. The 2013 and 2012 federal income tax returns reported a net operating loss and we anticipate a net operating loss on our 2014 federal income tax return. We have U.S. net operating loss carryforwards available to offset future U.S. taxable income of approximately $174.2 million at December 31, 2014 which will begin to expire in tax years beginning after 2029. Our general business credits in the amount of $0.9 million at December 31, 2014 will begin to expire in tax years beginning after 2029. Due to the expected net operating loss in the current year, the net operating loss carryforwards and the related valuation allowance, no federal income tax expense was recorded in 2014, 2013, and 2012.

11. Compensation Expense Adjustment

Mr. Yemenidjian, our Chairman and President, entered into an employment agreement with Tropicana Las Vegas, Inc. on July 1, 2009. One of the components of the employment agreement is to provide a housing allowance of $10,000 per month net of taxes. In late February 2013, Mr. Yemenidjian elected to suspend his housing allowance until further notice. In December 2014, Mr. Yemenidjian’s housing allowance was reinstated with a retroactive adjustment for the suspended period. Thus, we paid Mr. Yemenidjian approximately $0.4 million in gross wages covering the housing allowance period from March 2013 through December 2014. This compensation expense has been recorded in the fourth quarter in selling, general and administrative expenses on the accompanying consolidated statements of operations and comprehensive loss.

12. Subsequent Events

Revised Letter of Credit

We maintain an irrevocable standby letter of credit with the State of Nevada, Division of Insurance which acts as a security deposit providing coverage for workers compensation claims/liabilities since the Company is self-insured. Annually, the State of Nevada can request an adjustment to this coverage based on the Company’s prior workers compensation claims experience. Effective January 28, 2015, the amount of this letter of credit was increased by $74,000 making the current available balance $274,000. (See Note 6 “Commitments and Contingencies – Letters of Credit”)

Amendment to a Capital Lease

Effective February 10, 2015, the Company amended the capital lease with Onset Financial, Inc. for an additional $1.0 million in capacity to finance new equipment and improvements. Monthly payments will be 3.4% of the amount financed with an approximate imputed interest rate of 8.5% based on an estimated 10% buyout (buyout price to be negotiated between Onset and the Company). (See Note 4 “Debt - Other Long-term Debt”)

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Selected Quarterly Financial Information (Unaudited)

The following table shows financial data for the periods indicated ($ in thousands):

	Quarter Ended
	March 31	June 30	September 30	December 31
2014
Net revenues	$27,149	$29,008	$26,390	$27,113
Operating loss	$(2,910)	$(2,878)	$(5,432)	$(4,810)
Net loss	$(3,720)	$(3,674)	$(6,236)	$(5,625)

2013
Net revenues	$20,881	$26,905	$24,727	$24,249
Operating loss	$(8,977)	$(4,267)	$(5,167)	$(6,080)
Net loss	$(9,620)	$(4,990)	$(5,904)	$(6,872)

2012
Net revenues	$23,283	$25,416	$22,403	$20,294
Operating loss	$(7,018)	$(4,974)	$(8,656)	$(9,641)
Net loss	$(8,019)	$(5,975)	$(9,723)	$(10,544)