Form 10-Q
period 2015-03-31
Tropicana Las Vegas Hotel & Casino, Inc.
filed 2015-05-05
CIK 1479046

b

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

As of April 30, 2015, there were 4,668,151 shares outstanding of the registrant’s Class A Common Stock, $0.01 par value and no shares outstanding of the registrant’s Class B Common Stock, $0.01 par value. The issued and outstanding equity securities of the registrant are not publicly traded.

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	March 31,
	2015	December 31,
	(Unaudited)	2014

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,846	$10,315
Restricted cash	5,969	5,021
Receivables, net	4,058	4,053
Inventories	607	587
Prepaid expenses and other current assets	2,477	2,968
Total current assets	20,957	22,944
Property and equipment, net	316,628	318,711
Other assets, net	3,475	3,590
TOTAL ASSETS	$341,060	$345,245

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$1,770	$1,251
Financing insurance payable	238	483
Accounts payable	9,297	8,368
Construction payable	5	164
Accrued payroll and related	4,592	4,345
Accrued gaming and related	1,400	1,585
Other accrued expenses and current liabilities	4,066	3,818
Total current liabilities	21,368	20,014
Long-term debt, less current portion	61,643	63,234
Accrued management fees	9,944	9,380
Other long-term liabilities	375	389
TOTAL LIABILITIES	93,330	93,017

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS’ EQUITY:
Class A convertible participating preferred stock, $0.01 par value, 750,000 shares authorized, issued and outstanding	8	8
Class A series 2 convertible participating preferred stock, $0.01 par value, 545,702 shares authorized, 545,585 shares issued and outstanding	5	5
Class A series 3 convertible participating preferred stock, $0.01 par value, 350,000 shares authorized, issued and outstanding	3	3
Class A series 4 convertible participating preferred stock, $0.01 par value, 416,500 shares authorized, issued and outstanding	4	4
Class A common stock, $0.01 par value, 16,500,000 shares authorized, 4,668,151 and 4,668,151 shares issued and outstanding, respectively	47	47
Class B common stock, $0.01 par value, 16,500,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	436,209	436,208
Accumulated deficit	(188,546)	(184,047)
Total stockholders’ equity	247,730	252,228
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$341,060	$345,245

The accompanying notes are an integral part of these condensed consolidated financial statements.

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014

REVENUES:
Casino	$9,873	$10,007
Room	12,617	12,141
Food and beverage	6,897	6,297
Other	1,377	1,197
Gross revenues	30,764	29,642
Less: promotional allowances	(2,611)	(2,493)
Net revenues	28,153	27,149

OPERATING EXPENSES:
Casino	6,452	6,539
Room	5,493	4,934
Food and beverage	5,354	5,212
Other	1,386	1,324
Selling, general and administrative	5,112	4,690
Maintenance and utilities	3,424	2,858
Depreciation and amortization	4,287	4,501
Loss on assets disposals	25	1
Total operating expenses	31,533	30,059

OPERATING LOSS	(3,380)	(2,910)

OTHER (EXPENSES) INCOME:
Interest income	—	1
Interest expense	(1,119)	(811)
Total other (expense) income	(1,119)	(810)

NET LOSS	(4,499)	(3,720)

Other comprehensive income (loss)	—	—
COMPREHENSIVE LOSS	$(4,499)	$(3,720)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Three Months Ended
	March 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,499)	$(3,720)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,287	4,501
Share-based compensation	1	2
Amortization of debt issuance costs	176	176
Loss on disposition of assets	25	1
Changes in operating assets and liabilities:
Restricted cash	(948)	626
Receivables, net	(5)	(302)
Inventories, prepaid expenses and other current assets	471	205
Other assets	(15)	(7)
Accounts payable, accrued expenses and other liabilities	1,225	(350)
Accrued management fees	564	626
Net cash provided by operating activities	1,282	1,758

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(552)	(635)
Change in construction payable	(159)	(386)
Proceeds from sale of property and equipment	—	18
Net cash used in investing activities	(711)	(1,003)

CASH FLOWS FROM FINANCING ACTIVITES:
Borrowings under loan agreement	426	—
Payments under loan agreement	(3,000)	—
Payments under financing insurance payable	(245)	—
Principal payments on capital leases	(171)	(208)
Debt issuance costs	(50)	—
Net cash used in financing activities	(3,040)	(208)

Net increase (decrease) in cash and cash equivalents	(2,469)	547
Cash and cash equivalents, beginning of period	10,315	9,363
Cash and cash equivalents, end of period	$7,846	$9,910

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$838	$635
Property and equipment financed by debt	1,673	58

The accompanying notes are an integral part of these condensed consolidated financial statements.

1. Organization and Nature of Business

Tropicana Las Vegas Hotel and Casino, Inc., (“Tropicana Las Vegas”) is a Delaware corporation formed in June 2009 that acts largely as a holding company and, through its wholly owned subsidiaries owns the Tropicana Las Vegas casino resort. Tropicana Las Vegas offers casino gaming, hotel accommodations, dining, entertainment, retail shopping and other resort amenities. Tropicana Las Vegas is conveniently located on 35 acres at the corner of Tropicana Avenue and Las Vegas Boulevard on the Las Vegas Strip. Our property currently offers 1,467 remodeled hotel rooms and suites, a 50,000 square foot casino floor, three restaurants, two casual dining venues, two entertainment venues, beach club and special event venue, and approximately 100,000 square feet of flexible convention and meeting space. We also offer a state of the art spa and fitness facility, race and sports book, and retail space, all leased to various third parties.

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

The condensed consolidated balance sheet as of December 31, 2014 was derived from our audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Fair value is defined in the authoritative guidance as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance also establishes a framework for measuring fair value and expands disclosures about fair value measurements. The fair value framework requires the categorization of assets and liabilities into three levels based upon assumptions (inputs) used to price the assets and liabilities. Level 1 provides the most reliable measure of fair value, whereas, Level 3 generally requires significant management judgment. The three levels are defined as follows: Level 1: quoted market prices in active markets for identical assets or liabilities; Level 2: observable market-based inputs or unobservable inputs that are corroborated by market data and Level 3: unobservable inputs that are not corroborated by market data. As of March 31, 2015, the Company had no assets or liabilities measured at fair value on a recurring basis.

Promotional Allowances

The retail value of rooms, food and beverage, and other services provided to customers on a complimentary basis are included in gross revenues with a corresponding offsetting amount included in promotional allowances. The estimated costs of providing these promotional allowances are included in casino operating expenses. The amounts in promotional allowances and the cost of providing such promotional allowances are as follows for the periods indicated ($ in thousands):

	Three Months Ended March 31,
	2015	2014
Retail Value of Promotional Allowances
Room	$1,248	$1,287
Food and beverage	1,306	1,163
Other	57	43
Total	$2,611	$2,493

Cost of Promotional Allowances
Room	$603	$589
Food and beverage	1,251	1,179
Other	104	88
Total	$1,958	$1,856

3. Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued accounting guidance, "Revenue from Contracts with Customers." The core principle of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration (that is, payment) to which the company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively (for example, service revenue and contract modifications) and clarify guidance for multiple-element arrangements. This standard is effective for fiscal years and interim periods within those years beginning after December 15, 2016, with early adoption prohibited. Accordingly, we will adopt this standard in the first quarter of fiscal year 2017. The Company is currently evaluating the impact this guidance will have on the condensed consolidated financial statements.

In August 2014, FASB issued accounting guidance, "Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern." The core principle of the new standard requires management to evaluate whether there are conditions and events that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the financial statements are issued (or available to be issued when applicable) and if so, disclose that fact. Management will be required to evaluate and disclose whether its plans alleviate that doubt. The assessment will be similar to the one auditors historically have performed under auditing standards. This standard is effective for fiscal years and interim periods within those years beginning after December 15, 2016. Accordingly, we anticipate adopting this standard in the first quarter of fiscal year 2017, even though early adoption is permitted. The Company does not expect this guidance to have a material impact on the condensed consolidated financial statements.

In April 2015, the FASB issued final accounting guidance, “Simplifying the Presentation of Debt Issuance Costs”. This guidance was issued to simplify the presentation of debt issuance costs by requiring debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a deduction from the corresponding debt liability, rather than as an asset. Guidance on the recognition and measurement of debt issuance costs is not affected. The guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015, with early adoption permitted but requiring the new guidance to be applied retrospectively for all prior periods presented in the financial statements. Accordingly, we will adopt this standard in the first quarter of fiscal year 2016. The Company is currently evaluating the impact this guidance will have on the condensed consolidated financial statements.

With the exception of the new accounting standards discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during 2015 or 2014 that have had or are expected to have a material impact on the Company’s financial position or results of operations. A variety of proposed or otherwise potential accounting standards are currently under consideration by standard-setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed standards, we have not yet determined the effect, if any, that the implementation of such proposed standards would have on our financial statements.

4. Property and Equipment

Property and equipment consists of the following for the periods indicated ($ in thousands):

	March 31, 2015 (Unaudited)	December 31, 2014

Land and improvements	$203,980	$203,980
Building and improvements	128,321	128,158
Furniture, fixtures and equipment	60,626	60,320
Capital leases	2,378	2,463
Construction in progress	5,362	3,616
	400,667	398,537
Less: accumulated depreciation and amortization	(84,039)	(79,826)
Property and equipment, net	$316,628	$318,711

5. Debt

Long-term debt consists of the following for the periods indicated ($ in thousands):

	March 31, 2015 (Unaudited)	December 31, 2014

Revolver A, $50 million limit	$49,691	$49,765
Revolver B, $5 million limit	5,000	5,000
Revolver C, $10 million limit	5,000	7,500
Other long-term debt	3,722	2,220
	63,413	64,485
Less current portion	(1,770)	(1,251)
Total long-term debt, net	$61,643	$63,234

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

The Amended and Restated Loan contains customary affirmative, negative and financial covenants. The covenants, among other things, restrict, subject to certain exceptions, our ability to: incur additional indebtedness; create liens on property or assets; make certain investments; engage in mergers or consolidations; sell assets; pay dividends or make distributions; engage in certain transactions with affiliates; enter into sale-leaseback transactions; and pay management fees. In addition, the Amended and Restated Loan requires us to maintain a $2.0 million cash balance and meet certain EBITDA minimums on a quarterly basis for the periods from March 31, 2015 through March 31, 2018 with a standard cure provision if the EBITDA minimums are not met. Substantially all of the assets of Tropicana Las Vegas are pledged as collateral under the Amended and Restated Loan and priority of liens and security interest were granted to our lenders. The lenders have agreed to release their security interest in a one acre (approximately) parcel for future development. Pursuant to the terms of the Amended and Restated Loan and a letter agreement, we were required to maintain an interest reserve account for payments of quarterly interest.

Effective December 30, 2014, we executed a letter agreement with lenders that: i) established the required minimum EBITDA financial covenant for each fiscal quarter in 2015; ii) required the Company to deposit an additional $1.6 million into the interest reserve account in January 2015; and iii) eliminated the Lender obligation to disburse all amounts in the interest reserve account as of December 31, 2014 if certain conditions were met. As of March 31, 2015, we are in compliance with all of our covenants and expect to remain compliant with our covenants throughout the remainder of 2015.

As of March 31, 2015 and December 31, 2014, the interest reserve account had a balance of $2.2 million and $1.2 million, respectively. The following table provides interest incurred on the Amended and Restated Loan for the periods indicated ($ in thousands).

	Three Months Ended March 31,
	2015	2014
Interest incurred	$651	$627

Debt issuance costs incurred in connection with the issuance of long-term debt are deferred and amortized to interest expense over the expected terms of the related debt agreements and are included in other assets, net on our condensed consolidated balance sheets. The following table provides amortization incurred in association with the Amended and Restated Loan for the periods indicated ($ in thousands).

	Three Months Ended March 31,
	2015	2014
Amortization of debt issuance cost	$176	$176

Other Long-Term Debt

We enter into capital leases for marquee signs, cash kiosk stations, slot machines and other equipment. These agreements are capitalized at the present value of the future minimum lease payments at inception and are included in property and equipment. The assets are depreciated on straight line method over their estimated useful lives or over the term of lease. Under the terms, certain lease agreements are non-interest bearing; however, we have imputed interest on certain leases due to materiality. The following table provides principal payments made under the capital leases for the periods indicated ($ in thousands).

	Three Months Ended March 31,
	2015	2014
Principal payments under capital leases	$171	$208

Financing Insurance Payables

Effective May 1, 2014, the Company entered into a financing agreement with AFCO Premium Credit LLC to finance the insurance premium related to property insurance coverage in the amount of $0.3 million. This obligation covers an eleven month period with an initial down payment and a finance charge of $4,810 or a 3.196% interest rate.

Effective July 1, 2014, the Company entered into a financing agreement with AFCO Premium Credit LLC to finance the insurance premiums related to general liability, workers compensation, umbrella, errors and omissions, and auto insurance coverage in the amount of $0.5 million. This obligation covers an eleven month period with an initial down payment and a finance charge of $7,612 or a 3.196% interest rate.

Effective December 1, 2014, the Company entered into a financing agreement with AFCO Premium Credit LLC to finance the insurance premiums related to Directors and Officers liability and crime insurance coverage in the amount of $0.1 million. This obligation covers an eleven month period with an initial down payment and a finance charge of $1,725 or a 3.196% interest rate. These financing agreements have been recorded as a liability in financing insurance payables on the accompanying condensed consolidated balance sheets.

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

Armenco Lease

On June 22, 2009, we entered into the Armenco Lease (“Armenco”) in which we leased the real and non-gaming personal property of our hotel and casino, including the restaurants, lounges, retail shops and other related support facilities, and the operation thereof to Armenco until such time as we were able to obtain all governmental registrations, findings of suitability, licenses, qualifications, permits and approvals pursuant to the gaming laws and regulations of the State of Nevada and Clark County liquor and gaming codes necessary for us to own and operate our gaming facility directly. Effective December 1, 2010, we received all approvals necessary for us to own and operate our gaming property directly. We incurred and accrued approximately $1.7 million in management fees related to the Armenco Lease which was terminated on November 30, 2010. These fees have not been paid and will not accrue interest due to certain restrictions under the Amended and Restated Loan.

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

The Management Agreement provides for Trilliant Management to assist us in the management and operation of Tropicana Las Vegas beginning December 1, 2010 and terminating on November 30, 2020. For each fiscal year or portion thereof during the term of the Management Agreement, we will pay Trilliant Management a fee equal to the sum of 2% of all revenue from the operation of Tropicana Las Vegas (the “Revenue Fee”) and 5% of EBITDA after reduction of the Revenue Fee (each as defined). The following table provides management fees recorded for the periods indicated and is included in selling, general and administrative expenses on the accompanying condensed consolidated statements of operations and comprehensive loss ($ in thousands).

	Three Months Ended March 31,
	2015	2014
Management fee expense	$655	$627

For both Armenco and Trilliant Management, the Amended and Restated Loan restricts our payments of management fees until the earlier of a) the date on which the outstanding principal has been repaid in full or b) the date on which EBITDA for the prior 12 month period is equal to or greater than $20.0 million, and upon the condition that no default or event of default is continuing under the Amended and Restated Loan. However, the Amended and Restated Loan does permit the Company to pay a portion of the management fees for reimbursement of tax liabilities actually incurred and paid. In March 2015, we paid Trilliant Management $91,507 for management fees associated with income tax reimbursement for 2014. As of March 31, 2015 and December 31, 2014, we have $9.9 million and $9.4 million, respectively, recorded as accrued management fees due Armenco and Trilliant Management. We have not accrued interest on these management fees since these fees are subject to certain restrictions under the Amended and Restated Loan.

7. Commitments and Contingencies

Letters of Credit

We maintain two irrevocable standby letters of credit. The first irrevocable standby letter of credit is with the State of Nevada, Division of Insurance which acts as a security deposit providing coverage for workers compensation claims/liabilities since the Company is self-insured. This is reviewed annually by the State of Nevada and can be adjusted based on the Company’s prior workers compensation claims experience. The outstanding balance is currently $274,000 and automatically renews on an annual basis. The second irrevocable standby letter of credit is with Starbucks Coffee Company for $35,000. This is to ensure performance of the Company’s obligations to Starbucks for the term of the ten year licensing agreement which commenced on December 14, 2010.

Self-Insurance Reserves

We are self-insured up to certain stop-loss amounts for employee health coverage for non-union employees as well as workers compensation and general liability cost. Insurance claims and reserves include accruals of estimated settlements for known claims as provided by a third party. In estimating these accruals, we consider historical loss experience and make judgments about the expected levels of costs per claim. We believe our estimates of future liability are reasonable based upon our methodology; however, changes in health care costs, accident frequency and severity and other factors could materially affect the estimate for these liabilities. We continually monitor changes in claim type and incident and evaluate the insurance accrual making necessary adjustments based on the evaluation of these qualitative data points. The estimated liabilities for unpaid and incurred but not reported claims totaled $0.7 million as of March 31, 2015 and December 31, 2014.

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

We also have a promotion for new members, Even the Odds Program (“Even the Odds”), which allows first-time customers to be reimbursed for their losses up to $200. Under the current promotion rules, a customer’s actual rated slot loss up to $200 is reimbursed in free slot play with 50% reimbursement on the first day of sign up and the remaining 50% is reimbursed thirty days after their loss up to one year from initial play. We record a liability for the estimated cost of the reimbursements under Even the Odds based on our estimate of redemption. The estimated accrual for the costs of the Program and Even the Odds redemption totaled $0.4 million as of March 31, 2015 and December 31, 2014.

Termination of a Property Lease

Effective July 29, 2013, the BBCLV, LLC and The One Group (collectively, the “Tenant”) relinquished the operation of the nightclub and beach club to us. We are operating the upscale venues for private events and have renamed the venues Havana Room and Beach Club. Effective May 1, 2014, we reached a settlement agreement with the Tenant whereby: i) we retained their $0.2 million security deposit which was used to offset previous billings to the Tenant; ii) the Tenant made a payment for previously incurred Live Entertainment Taxes and provided an escrow account for potential additional Live Entertainment Taxes incurred during their period of occupancy, iii) the Tenant made a payment for certain missing equipment; and, iv) the Tenant transferred certain personal property and leasehold improvements to us in lieu of us enforcing the 10 year lease guaranty of $0.5 million. The Company conducted an extensive review of the assets that were delivered to the Tenant as well as the bill of sale provided in the settlement agreement. Based upon estimated fair market value, we recognized $1.5 million in personal property and leasehold improvements with a corresponding gain on lease termination derived from the settlement and have written off $0.9 million of our existing assets due to replacements by the Tenant during the quarter ended June 30, 2014.

General Litigation

We are occasionally party to routine lawsuits arising from the normal operations of a hotel and casino. As with all ligation, no assurance can be provided as to the outcome of such matters. Other than the items discussed below under “Bankruptcy Litigation” and “Contingencies”, there are no other pending legal proceedings to which we are party to and that are material in relation to our condensed consolidated financial statements.

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

One set of Disputed Claims consists of claims for professional fees. The professionals employed at the expense of the bankruptcy estates of the Predecessor and other debtors filed applications for allowance of approximately $13.5 million in professional fees and expenses against the Predecessor. We dispute and have objected to many of those applications in advance of hearings before the Bankruptcy Court, the first of which occurred on May 11, 2011, and addressed issues of allocation of fees and expenses between the Predecessor and TEH. Following the May 11, 2011 hearing, the Bankruptcy Court requested post-hearing submissions from the parties, which were filed on June 30, 2011. Thereafter, on December 30, 2014, the Bankruptcy Court issued the Memorandum Regarding Fee Allocation Dispute and entered the Order Regarding Fee Allocation Dispute (the “Allocation Order”), which held that “Professional Fees [with one exception] should be allocated 75% to the OpCo Debtors [TEH] and 25% to the LandCo Debtors [Predecessor].” During a status conference held on February 3, 2015, the Bankruptcy Court directed the Company and TEH to attempt to resolve the Disputed Claims either informally or, if necessary, through a formal mediation process. On March 31, 2015, the Bankruptcy Court entered the Agreed Order Appointing Mediator, pursuant to which The Hon. Joseph J. Farnan, Jr. (Ret.) of Farnan LLP was appointed as a mediator to help the Company and TEH resolve the Disputed Claims. A second hearing on all other issues subject to the objections will occur, if necessary, when scheduled by the Bankruptcy Court. As described below, we believe that our potential liability in respect of such claimed professional fees and expenses should be limited to the current balance of a professional fee escrow account the Predecessor funded and accrued in the amount of $5.0 million pursuant to the Bankruptcy Plan. Approximately $3.8 million remains in that account, which is restricted to the sole purpose of satisfying liabilities related to professional services incurred as part of the Chapter 11 Cases. Notwithstanding the foregoing, management cannot predict the outcome of these Disputed Claims and no assurance can be provided regarding our liability in this regard.

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

The Company and the Company’s Third Party Administrator for medical benefits is party to a health plan related lawsuit associated with a former employee of the Company. Based on discussions with our legal counsel, management believes there is a reasonable possibility that the claim could have a negative result to the Company. However, the Company believes that any exposure related to this matter would be immaterial to the operations of the Company. Given the preliminary nature of the lawsuit, the Company believes the lawsuit meets the “reasonably possible” criteria and therefore has not accrued any expense related to this matter as of March 31, 2015.

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

8. Stockholders’ Equity

Changes in Stockholders’ Equity

Changes in stockholders’ equity for the three months ended March 31, 2015 were as follows ($ in thousands):

Balance, December 31, 2014	$252,228
Share-based compensation	1
Net loss	(4,499)
Accumulated other comprehensive income (loss)	—
Balance, March 31, 2015	$247,730

Preferred Stock

Dividends on the Company’s Preferred Stock are calculated at a rate of 12.5% per annum and are payable semi-annually in arrears, commencing in February 2010 for the Series 1 Preferred, August 2010 for the Series 2 Preferred, August 2011 for the Series 3 Preferred and February 2012 for the Series 4 Preferred. Dividends payable for each dividend period are computed on the basis of a 360-day year consisting of twelve 30-day months. Dividends on the Preferred Stock are cumulative. If for any reason our board of directors does not declare a dividend on the Preferred Stock for a particular dividend period, or if our board of directors declares less than a full dividend, we will remain obligated to pay the unpaid portion of the dividend for that period and the unpaid dividend will compound on each subsequent dividend date (meaning that dividends for future dividend periods will be calculated on any unpaid dividend amounts for prior dividend periods).

There have been no cash dividends declared on our preferred stock since we issued each preferred stock series. We do not intend to pay cash dividends on our preferred stock for the foreseeable future. Our Amended and Restated Loan prohibits us from declaring dividends as long as there is outstanding debt. As of March 31, 2015, we had approximately $153.5 million in unrecorded dividend liability.

9. Employee Benefit Plans

Collective bargaining agreements

A significant portion of our labor force is covered by collective bargaining agreements. Although unions have been active in Las Vegas, we believe that we have a good working relationship with our union employees. As of March 31, 2015, 907 of our 1,491 employees, or 61%, were covered by collective bargaining agreements.

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

				Contributions for
				Three Months Ended March 31,
Pension Plan Legal Name	Plan No.	Employer Identification No.	Expiration Date	2015	2014
Southern Nevada Culinary Workers and Bartenders Pension Plan Trust	001	88-6016617	5/31/18	$286,750	$275,108
Nevada Resort Association — I.A.T.S.E. Local 720 Pension Trust	001	51-0144767	12/31/18	30,759	6,625
Western Conference of Teamsters Pension Trust	001	91-0681009	3/31/18	108,811	106,033
Central Pension Fund of the International Union of Operating Engineers and Participating Employers	001	36-6052390	M-T-M	74,430	71,871
Southwest Carpenters Joint Trust Fund	001	95-6042875	7/31/19	23,529	14,266
National Electrical Benefit Fund	001	88-6023284	2/28/17	5,657	4,895
International Painters and Allied Trades Industry Pension Fund	001	52-6073909	5/31/18	11,175	6,630
Total Contributions				$541,111	$485,428

10. Subsequent Events

Withdrawal from Collective Bargaining Unit

Effective April 15, 2015, the International Union of Operating Engineers and Participating Employers disclaimed the Operating Engineers unit of approximately 20 employees working at the hotel. Although the bargaining agreement between the Company and the union expired on May 31, 2011, it continued operating on a month to month basis and the Company continued to make monthly contributions to their multi-employer defined benefit pension plan. Management is currently evaluating the potential effect of the withdrawal liability, if any, related to union benefits, but it does not anticipate a significant impact on the Company.

Financing Insurance Payable

On April 20, 2015, the Company entered into a financing agreement with AFCO Premium Credit LLC to finance the insurance premium related to property insurance coverage in the amount of $0.3 million. Effective May 1, 2015, this obligation will cover an eleven month period with an initial down payment and a finance charge of $4,035 or a 3.250% interest rate.

Entry Into Merger Agreement

On April 28, 2015, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Penn National Gaming, Inc., a Pennsylvania corporation (“Parent”), LV Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Parent (“Merger Sub”) and Trilliant Gaming Nevada, Inc. (as stockholder representative), providing for the acquisition of the Company by Parent. In accordance with the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving entity and a wholly-owned subsidiary of Parent.

According to the conditions set forth in the Merger Agreement, each share of issued and outstanding (i) class A common stock, par value $0.01 per share (“Class A Common Stock”) and (ii) preferred stock, par value $0.01 per share (“Preferred Stock”), of the Company, other than shares held by the Company in treasury or held by any Company subsidiary, owned by Parent or Merger Sub or with respect to which appraisal rights under Delaware law are properly exercised and not withdrawn, will be converted into the right to receive a pro rata portion (for such purpose, calculated as if each share of Preferred Stock had been converted to Class A Common Stock in accordance with its terms immediately prior to the effective time of the Merger) of aggregate merger consideration equal to $360,000,000, adjusted upward or downward pursuant to the terms of the Merger Agreement for certain items, including the amounts of the Company’s cash, indebtedness and working capital as of the Closing of the Merger, all as set forth in the Merger Agreement. The transaction is currently expected to be completed by the end of 2015.

The Merger Agreement contains representations, warranties and covenants of the parties customary for a transaction of this type. Completion of the Merger is subject to customary closing conditions, including, among others, (i) approval of the majority of the voting power of the outstanding shares of Class A Common Stock and Preferred Stock, voting together as a single class, entitled to vote, and two-thirds all votes cast (which approval was obtained following the execution and delivery of the Merger Agreement as described below), (ii) expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) obtaining certain approvals from gaming authorities with regulatory jurisdiction over the Company and Parent, (iv) at least twenty calendar days having elapsed since the mailing to the Company’s stockholders of the definitive information statement with respect to the adoption of the Merger Agreement, and (v) absence of a Company Material Adverse Effect (as defined in the Merger Agreement) occurring after the date of the Merger Agreement. The receipt of financing by Parent or Merger Sub is not a condition to any of the parties’ obligations under the Merger Agreement.

The Merger Agreement contains certain termination rights for Parent and the Company. In connection with the termination of the Merger Agreement under specified circumstances, Parent will be required to pay the Company a termination fee of up to $25,000,000 as set forth in the Merger Agreement.

Adoption of Merger Agreement by Stockholders

On April 28, 2015, following the execution and delivery of the Merger Agreement, stockholders of the Company holding, in the aggregate, shares of Class A Common Stock and shares of Preferred Stock, constituting approximately 83.4% of the voting power of the outstanding shares of the Class A Common Stock and Preferred Stock, together as a single class as of April 30, 2015, executed a written consent adopting the Merger Agreement and approving the transactions and agreements contemplated thereby. No further approval of the stockholders of the Company is required to approve and adopt the Merger Agreement and the transactions contemplated thereby.

There can be no assurance that the Merger will be completed as contemplated. Furthermore, there are a number of risks and uncertainties to the Company’s business related to the pending Merger, including provisions in the Merger Agreement that place restrictions on the conduct of the Company’s business prior to the completion of the Merger.  For additional information, please see Part II Item 1A Risk Factors.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with management’s discussion and analysis contained in our 2014 Annual Report on Form 10-K, as well as the condensed consolidated financial statements and the notes hereto included in this Quarterly Report on Form 10-Q. This discussion contains certain “forward-looking statements,” including information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements speak only as of the date the statements are made. You should not put undue reliance on any forward-looking statements. Our actual results may differ materially from those discussed in these forward-looking statements because of the risks and uncertainties inherent in future events.

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and other Securities and Exchange Commission (“SEC”) filings, and any amendments to those reports and any other filings that we file with or furnish to the SEC under the Securities Exchange Act of 1934 are made available free of charge on our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC and are also available at the SEC’s internet site address at www.sec.gov or in the SEC’s Public Reference Room at 100 F Street, NE, Washington D.C., 20549.

Overview and Recent Events

Our primary business is the ownership and operation of Tropicana Las Vegas which offers casino gaming, hotel accommodations, dining, entertainment, retail shopping and other resort amenities. Tropicana Las Vegas is conveniently located on 35 acres at the corner of Tropicana Avenue and Las Vegas Boulevard on the Las Vegas Strip. Our property currently offers 1,467 remodeled hotel rooms and suites, a 50,000 square foot casino floor, three restaurants, two casual dining venues, two entertainment venues, beach club and special event venue, and up to 100,000 square feet of flexible convention and meeting space. We also offer a state of the art spa and fitness facility, race and sports book, and retail space, all leased to various third parties.

Our financial results are dependent upon the number of patrons that we attract to our property and the amounts those guests spend per visit. Additionally, our operating results may be affected by, among other things, overall economic conditions impacting the disposable income of our guests, achieving and maintaining cost efficiencies, competition on the Las Vegas Strip, gaming tax increases and other regulatory changes, the commencement of new gaming operations, construction improvements at our facilities and general public sentiment regarding travel. We may experience significant fluctuations in our quarterly operating results due to seasonality, variations in gaming hold percentages and other factors. Consequently, our operating results for any quarter or year are not necessarily comparable and may not be indicative of future periods’ results.

Current Economic Conditions. Las Vegas is the largest gaming market in the United States. During 2014, the economic environment in the gaming and hotel markets in Las Vegas continued to improve with increased visitation and hotel room demand. However, gaming revenues have not returned to the peak levels of 2007. During 2014, the average daily room rate increased 5.2% and visitation increased 3.7% to 41.1 million visitors compared to 2013. Las Vegas Strip gaming revenues decreased by 2.1% from $6.5 billion for the year ended December 31, 2013 to $6.4 billion for the year ended December 31, 2014. Las Vegas Strip gaming revenues without baccarat had a slight decrease of 0.7% from $4.91 billion for the year ended December 31, 2013 to $4.88 billion for the year ended December 31, 2014. During 2013, the average daily room rate increased 2.4%, visitation remained relatively flat at 39.7 million visitors, and Las Vegas Strip gaming revenues increased 4.8%, all as compared to the year ended December 31, 2012. Las Vegas Strip resorts experienced 2014 year-over-year increases of 2.2% and 7.8% in occupancy and revenue per available room, respectively. Volume and gaming statistics noted above are released by the Las Vegas Convention and Visitors Authority and the Nevada Gaming Control Board.

Competition. We face significant competition in the Las Vegas market, as well as from adjacent states. Such competition may intensify as new gaming operations open in our market or existing competitors expand their operations. Over the past several years, a number of competitors announced investments in new hotel/casino offerings, restaurants and clubs in Las Vegas. As these developments open, they may target the same customers as we do. We also compete for customers with other casino operators in other markets, including casinos located on Native American reservations, and other forms of gaming, such as lotteries and internet gaming. Many of our competitors are larger and have substantially greater name recognition and marketing and financial resources. We believe that increased legalized gaming in other areas, the development or expansion of Native American gaming, the expansion or additional developments in Las Vegas, and the legalization of internet gaming, could create additional competition for us and could adversely affect our operations.

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

Property Updates – Expanding Meeting and Convention Facilities. In August 2014, the Company announced a March 2015 completion timeframe to expand the Tropicana Pavilion which increases our property-wide meeting and convention facilities to approximately 100,000 square feet.  The new Tropicana Pavilion space was opened in April 2015 and offers 11 separate breakout rooms featuring new private restrooms. The new space is able to handle larger corporate meetings and events in an entirely self-contained remodeled space of 55,000 square feet.

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

The following table highlights our results of operations for the periods indicated ($ in thousands):

	Three Months Ended March 31,		Percent
	2015	2014	Change
Net revenues	$28,153	$27,149	4%
Operating expenses	31,533	30,059	5%
Operating loss	(3,380)	(2,910)	16%

Interest expense, net	(1,119)	(810)	38%
Net loss	$(4,499)	$(3,720)	21%

The following table highlights our various sources of revenues and related expenses for the periods indicated ($ in thousands):

	Three Months Ended March 31,		Percent
	2015	2014	Change
Casino revenues	$9,873	$10,007	(1)%
Casino expenses	6,452	6,539	(1)%
Margin	35%	35%

Room revenue	$12,617	$12,141	4%
Room expense	5,493	4,934	11%
Margin	56%	59%

Food and beverage revenues	$6,897	$6,297	10%
Food and beverage expenses	5,354	5,212	3%
Margin	22%	17%

Other revenues	$1,377	$1,197	15%
Other expenses	1,386	1,324	5%

Three months ended March 31, 2015 (“Current Quarter”) compared to the three months ended March 31, 2014 (“Prior Year Quarter”)

Net Revenue. Net revenues increased by $1.0 million or 4% for the Current Quarter as compared to the Prior Year Quarter primarily as a result of increases in all revenues except for a 1% decrease in casino revenue.

Operating Loss. The operating loss increased by $0.5 million or 16% for the Current Quarter as compared to the Prior Year Quarter primarily as a result of the higher operating costs.

Casino. Casino revenues decreased $0.1 million or 1% for the Current Quarter as compared to the Prior Year Quarter. Table game revenues accounted for $0.2 million of the decrease in casino revenues as a result of a lower hold percentage partially offset by an increase in the table game drop. Slot revenues increased $0.1 million due primarily to increase in the hold percentage. Casino expenses slightly decreased by $0.1 million or 1% for the Current Quarter as compared to the Prior Year Quarter. As a result of these decreases in casino revenues and expenses, the casino operating margin remained at 35% for the Current Quarter and Prior Year Quarter.

Room. Room revenue increased $0.5 million or 4% for the Current Quarter as compared to the Prior Year Quarter, which was attributable to an increase in average daily rate to $99 from $97 and a slight decrease in occupancy percentage to 85.7% from 86.2% for the same previous period. RevPAR was $85 and $84 for the Current Quarter as compared to the Prior Year Quarter, respectively. Room expenses increased by $0.6 million or 11% for the Current Quarter as compared to the Prior Year Quarter due to increases in payroll, laundry and linen supplies and additional Hilton franchise fees. As the result of the increase in hotel expenses, the hotel operating margin decreased 3 percentage points in the Current Quarter as compared to the Prior Year Quarter.

Food and Beverage. Food and beverage revenues increased $0.6 million or 10% for the Current Quarter as compared to the Prior Year Quarter. The increase was primarily due to the new special events business in the Havana Room and the two new shows in the Tropicana Theater. Food and beverage expenses slightly increased $0.1 million or 3% for the Current Quarter as compared to the Prior Year Quarter, primarily due to higher cost of goods sold and payroll. As the result of the increase in food and beverage revenues and continued cost reduction efforts, the food and beverage operating margin increased 5 percentage points in the Current Quarter as compared to the Prior Year Quarter.

Other. Other revenues primarily include income from convention services, entertainment and leased outlets. Other revenues increased by $0.2 million or 15% for the Current Quarter as compared to the Prior Year Quarter due to an increase of $.3 million in entertainment revenue in the Current Quarter compared to the Prior Year Quarter due to the two new shows opening in November 2014. Other expenses increased $0.1 million or 5% which was related to the increase in entertainment revenues.

Selling, General and Administrative. Selling, general and administrative expenses increased $0.4 million or 9% for the Current Quarter as compared to the Prior Year Quarter. The increase in selling, general and administrative expenses is due to legal fees.

Maintenance and Utilities. Maintenance and utilities expense increased $0.6 million or 20% for the Current Quarter as compared to the Prior Year Quarter primarily due to repairs and higher payroll and utilities.

Depreciation and Amortization. Depreciation and amortization expense decreased $0.2 million or 5% for the Current Quarter as compared to the Prior Year Quarter.

Interest Expense. Interest expense increased $0.3 million or 38% for the Current Quarter as compared to the Prior Year Quarter due to higher outstanding borrowings under capital leases.

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

The Amended and Restated Loan contains customary affirmative, negative and financial covenants. The covenants, among other things, restrict, subject to certain exceptions, our ability to: incur additional indebtedness; create liens on property or assets; make certain investments; engage in mergers or consolidations; sell assets; pay dividends or make distributions; engage in certain transactions with affiliates; enter into sale-leaseback transactions; and pay management fees. In addition, the Amended and Restated Loan requires us to maintain a $2.0 million cash balance and meet certain EBITDA minimums on a quarterly basis for the periods from March 31, 2015 through March 31, 2018 with a standard cure provision if the EBITDA minimums are not met. Substantially all of the assets of Tropicana Las Vegas are pledged as collateral under the Amended and Restated Loan and priority of liens and security interest were granted to our lenders. The lenders have agreed to release their security interest in a one acre (approximately) parcel for future development. Pursuant to the terms of the Amended and Restated Loan and a letter agreement, we were required to maintain an interest reserve account for payments of quarterly interest.

Effective December 30, 2014 we executed a letter agreement with lenders that: i) established the required minimum EBITDA financial covenant for each fiscal quarter in 2015; ii) required the Company to deposit an additional $1.6 million into the interest reserve account in January 2015; and iii) eliminated the Lender obligation to disburse all amounts in the interest reserve account as of December 31, 2014 if certain conditions were met. As of March 31, 2015, we are in compliance with all of our covenants and expect to remain compliant with our covenants throughout the remainder of 2015. As of March 31, 2015, the interest reserve account has a balance of $2.2 million to cover future interest payments.

Liquidity Outlook

We have been operating at a loss since we commenced operations on July 1, 2009 and generated negative cash flows prior to 2014. Our ability to generate cash from operations in the future depends, in significant part, upon the state of the hotel and gaming industry in Las Vegas, which in turn depends upon a number of factors including the state of the United States economy, the amount of discretionary consumer and corporate spending in Las Vegas and the level of competition in the Las Vegas hotel and casino market.

Our primary sources of liquidity are comprised of cash flows from operations, a revolving line of credit totaling $65 million and four rights offerings which raised $200 million. We believe that our existing cash balance, cash flows from operations, and existing revolver line ($5 million available as of March 31, 2015) will be more than adequate to meet our financial and operating obligations over the next twelve months. However, we will continue to closely monitor and manage our cash position given the current economic environment. If our sources of capital are inadequate to fund our long-term liquidity requirements, including our need to service our existing debt obligations as they come due, we will attempt to procure additional debt or equity financing, to fund our operations, capital expenditures and debt service requirements.

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

Cash Flow Data

Our ongoing liquidity will depend on a number of factors, including available cash resources, cash flow from operations, funding of our capital projects and our revolving credit requirements.

The following table highlights our cash flow data for the periods indicated (in thousands):

	Three Months Ended March 31,
	2015	2014
Net provided by operating activities	$1,282	$1,758
Net cash used in investing activities	(711)	(1,003)
Net cash used in financing activities	(3,040)	(208)
Net increase (decrease) in cash and cash equivalents	$(2,469)	$547

Cash Flows from Operating Activities

During the Current Quarter, cash flows provided by operating activities were $1.3 million as compared to $1.8 million in the Prior Year Quarter, reflective of a 16% increase in net operating loss as discussed above.

Cash Flows Used in Investing Activities

During the Current Quarter, cash used for capital expenditures was approximately $0.7 million as compared to $1.0 million in the Prior Year Quarter, reflective of $0.2 million reduction in construction payable and $0.1 million reduction in capital expenditures.

Cash Flows Provided by Financing Activities

During the Current Quarter, we paid down $0.5 million on our Revolver A loan, $2.5 million on our Revolver C loan, $0.2 million in principal payments under the capital leases and $0.2 million in payments under a financing arrangement for insurance coverage. We also borrowed $0.4 million on our Revolver A loan. For the Prior Year Quarter, we paid $0.2 million in principal payments under capital leases. As of March 31, 2015, we had remaining borrowing capacity of $5 million under the Amended and Restated Loan.

Off-Balance Sheet Arrangements

We have no special purpose entities, financing partnerships, guarantees or off-balance sheet arrangements other than $0.3 million of outstanding letter of credits discussed in Note 7 “Commitments and Contingencies” to the condensed consolidated financial statements.

Contractual Obligations

With the exception of payments made in relationship to our capital leases, there were no material changes during the three months ended March 31, 2015 to our contractual obligations as disclosed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2014.

Critical Accounting Policies

A description of our critical accounting policies can be found in the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2014. For a further discussion of our accounting policies, see Note 2 to the condensed consolidated financial statements in this Form 10-Q. There were no material changes to our critical accounting policies during the three months ended March 31, 2015.

Recent Accounting Pronouncements

For a further discussion of certain recent accounting pronouncements, see Note 3 to the condensed consolidated financial statements in this Form 10-Q.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our use of debt exposes us to interest rate risk. As of March 31, 2015, all of our long-term debt and capital leases had fixed interest rates which eliminated our exposure to fluctuation of interest rates. However, as our fixed rate debt matures, and if additional debt is acquired to fund the debt payment, future earnings and cash flows may be affected by changes in interest rates. The following table sets forth our long-term debt obligations and the related interest rates as of March 31, 2015 ($ in thousands):

Type	Expected Maturity	Interest Rate	Principal Outstanding
Obligations under capital leases	Jun 2015 –Jul 2017	0.0% to 8.5%	$3,722
Revolver A, $50.0 million limit	April 2018	Fixed at 4.0%	49,691
Revolver B, $5.0 million limit	April 2018	Fixed at 5.0%	5,000
Revolver C, $10.0 million limit	April 2018	Fixed at 6.0%	5,000
Total debt			$63,413

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

Item 1A.   Risk Factors

Our business has many risks. Factors that could materially adversely affect our business, financial condition, operating results or liquidity are described under “Risk Factors” in Item I of our Annual Report on Form 10-K for the year ended December 31, 2014. Additional risk factors that may affect future results are listed below. This information should be considered carefully, together with other information in this report and other reports and materials we file with the Securities and Exchange Commission.

Factors That May Affect Future Results

The proposed merger with Penn may disrupt our business.

As previously announced, on April 28, 2015 we entered into a merger agreement with Penn National Gaming, Inc. (“Penn”), LV Merger Sub, Inc. (“Merger Sub”) and Trilliant Gaming Nevada Inc., as the stockholder representative, pursuant to which Merger Sub will be merged with and into the Company (the "Merger") for a base consideration to shareholders of $360,000,000 in cash, subject to certain adjustments. The Merger, whether or not consummated, may result in a loss of key personnel and may disrupt our sales and marketing or other key business activities, including our relationships with third parties, including customers, which may have an adverse impact on our financial performance. The merger agreement in general requires us to operate our business in the ordinary course pending consummation of the Merger, but includes certain contractual restrictions on the conduct of our business that may affect our ability to execute on our business strategies and attain our financial goals.

If the merger with Penn does not occur, we will have incurred significant expenses.

The obligation of Penn to complete the Merger is subject to several conditions, including the receipt of certain regulatory approvals, including the expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1974, as amended, and the approval of certain other governmental entities that hold regulatory, licensing or permit authority over us and Penn. The obligation of each party to consummate the Merger is also conditioned upon the accuracy of the other party’s representations and warranties, the absence of a material adverse effect involving the other party, and the other party having performed in all material respects its obligation under the Merger Agreement. These conditions are described in more detail in the merger agreement, which was filed as an exhibit to the Company's Current Report on Form 8-K filed with the SEC on April 29, 2015. There is no assurance that each of the conditions set forth in the merger agreement will be satisfied or that the Merger will occur when or as expected. Additionally, we have incurred and will continue to incur substantial legal and other professional fees and expenses in connection with the Merger, which must be paid even if the Merger is not completed.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

None.

Item 6.     Exhibits

Exhibit Number	Exhibit Description
2.1

First Amended Joint Plan of Reorganization of Tropicana Las Vegas Holdings, LLC and Certain of its Debtor Affiliates pursuant to Title 11 of the United States Code, 11 U.S.C. Section 101 et seq. (Incorporated herein by reference to the Company’s Form 10-12G dated February 16, 2010).

2.2

Agreement and Plan of Merger, dated as of April 28, 2015, by and among Tropicana Las Vegas Hotel and Casino, Inc., Penn National Gaming, Inc., a Pennsylvania corporation, LV Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Penn National Gaming Inc. and Trilliant Gaming Nevada, Inc., as stockholder Representative (Incorporated herein by reference to the Company's Form 8-K dated April 29, 2015).

3.1	Certificate of Incorporation of Tropicana Las Vegas Hotel and Casino, Inc. (Incorporated herein by reference to the Company’s Form 10-12G dated February 16, 2010).
3.2	Bylaws of Tropicana Las Vegas Hotel and Casino, Inc. (Incorporated herein by reference to the Company’s Form 10-12G dated February 16, 2010).
3.3

Certificate of Designations of Class A Convertible Participating Preferred Stock of Tropicana Las Vegas Hotel and Casino, Inc. dated as of August 12, 2009. (Incorporated herein by reference to the Company’s Form 10-12G dated February 16, 2010).

3.4

Amendment to Certificate of Incorporation of Tropicana Las Vegas Hotel and Casino, Inc. dated as of August 12, 2009. (Incorporated herein by reference to the Company’s Form 10-12G/A dated April 13, 2010).

3.5

Amendment to Certificate of Incorporation of Tropicana Las Vegas Hotel and Casino, Inc. dated as of March 17, 2010. (Incorporated herein by reference to the Company’s Form 10-12G/A dated April 13, 2010).

3.6

Certificate of Designations of Class A Series 2 Convertible Participating Preferred Stock of Tropicana Las Vegas Hotel and Casino, Inc. dated as of March 17, 2010. (Incorporated herein by reference to the Company’s Form 10-12G/A dated April 13, 2010).

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

3.9	Amendment to Certificate of Incorporation of Tropicana Las Vegas Hotel and Casino, Inc., dated November 1, 2012. (Incorporated herein by reference to the Company’s Form 8-K filed on November 8, 2012).
3.10

Certificate of Designations of Class A Series 4 Convertible Participating Preferred Stock of Tropicana Las Vegas Hotel and Casino, Inc. dated November 1, 2012. (Incorporated herein by reference to the Company’s Form 8-K filed on November 8, 2012).

3.11	Amendment to Certificate of Incorporation of Tropicana Las Vegas Hotel and Casino, Inc., dated January 31, 2013. (Incorporated herein by reference to the Company’s Form 8-K filed on January 30, 2013).
3.12

Amended Certificate of Designations of Class A Series 4 Convertible Participating Preferred Stock of Tropicana Las Vegas Hotel and Casino, Inc. dated November 1, 2012. (Incorporated herein by reference to the Company’s Form 8-K filed on January 30, 2013).

4.1	Form of Tropicana Las Vegas, Inc. Common Share Certificate (Incorporated herein by reference to the Company’s Form 10-12G dated February 16, 2010).
4.2	Warrant Agreement, dated July 1, 2009, for Warrant Issued to Tropicana Entertainment, LLC (Incorporated herein by reference to the Company’s Form 10-12G/A dated April 13, 2010).

Exhibit Number	Exhibit Description
10.3

Employment Agreement dated October 1, 2010 by and between Tropicana Las Vegas, Inc. and Joanne M. Beckett. (Incorporated herein by reference to the Company’s Form 8-K dated December 8, 2010 when originally filed as Exhibit 10.4).

10.4

Management Agreement, dated May 17, 2010, by and between Tropicana Las Vegas, Inc. and Trilliant Management, L.P. (Incorporated herein by reference to the Company’s Form 8-K dated May 21, 2010 when originally filed as Exhibit 10.8).

10.5

2010 Non-Employee Director Restricted Stock Plan (effective September 16, 2010), Form of Restricted Stock Grant Notice and Form of Restricted Stock Agreement. (Incorporated herein by reference to the Company’s Form 8-K dated September 17, 2010 when originally filed as Exhibit 10.9).

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

10.11	Employment Agreement dated August 4, 2014 by and between Tropicana Las Vegas, Inc. and Joanne M. Beckett. (Incorporated herein by reference to the Company’s Form 8-K dated August 7, 2014).
10.12	Master Lease Agreement dated November 21, 2014 by and between Tropicana Las Vegas, Inc. and Onset Financial, Inc. (Incorporated herein by reference to the Company’s Form 8-K dated November 21, 2014).
10.13

Letter Agreement dated December 30, 2014 by and between Tropicana Las Vegas, Inc., as the Borrower, and Wells Fargo Principal Investments, LLC as a Lender and Wells Fargo National Association, as the Administrative Agent for the Lender. (Incorporated herein by reference to the Company’s Form 8-K dated December 30, 2014).

10.14

Amendment No. 1 to Master Lease Agreement dated February 10, 2015 by and between Tropicana Las Vegas, Inc. and Onset Financial, Inc. (Incorporated herein by reference to the Company’s Form 10-K dated February 13, 2015).

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

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

Date: May 5, 2015	By:	/s/ Alex Yemenidjian
Alex Yemenidjian
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 5, 2015	By:	/s/ Jason Goudie
Jason Goudie
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)