Form 10-Q
period 2015-06-30
Tropicana Las Vegas Hotel & Casino, Inc.
filed 2015-07-30
CIK 1479046

b

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

As of July 30, 2015, there were 4,669,151 shares outstanding of the registrant’s Class A Common Stock, $0.01 par value and no shares outstanding of the registrant’s Class B Common Stock, $0.01 par value. The issued and outstanding equity securities of the registrant are not publicly traded.

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	June 30,
	2015	December 31,
	(Unaudited)	2014

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,161	$10,315
Restricted cash	5,329	5,021
Receivables, net	4,167	4,053
Inventories	650	587
Prepaid expenses and other current assets	2,224	2,968
Total current assets	20,531	22,944
Property and equipment, net	313,804	318,711
Other assets, net	3,316	3,590
TOTAL ASSETS	$337,651	$345,245

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$1,560	$1,251
Financing insurance payable	278	483
Accounts payable	8,685	8,368
Construction payable	—	164
Accrued payroll and related	6,192	4,345
Accrued gaming and related	1,363	1,585
Other accrued expenses and current liabilities	3,679	3,818
Total current liabilities	21,757	20,014
Long-term debt, less current portion	61,888	63,234
Accrued management fees	10,653	9,380
Other long-term liabilities	332	389
TOTAL LIABILITIES	94,630	93,017

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS’ EQUITY:
Class A convertible participating preferred stock, $0.01 par value, 750,000 shares authorized, issued and outstanding	8	8
Class A series 2 convertible participating preferred stock, $0.01 par value, 545,702 shares authorized, 545,585 shares issued and outstanding	5	5
Class A series 3 convertible participating preferred stock, $0.01 par value, 350,000 shares authorized, issued and outstanding	3	3
Class A series 4 convertible participating preferred stock, $0.01 par value, 416,500 shares authorized, issued and outstanding	4	4
Class A common stock, $0.01 par value, 16,500,000 shares authorized, 4,668,151 shares issued and outstanding	47	47
Class B common stock, $0.01 par value, 16,500,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	436,209	436,208
Accumulated deficit	(193,255)	(184,047)
Total stockholders’ equity	243,021	252,228
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$337,651	$345,245

The accompanying notes are an integral part of these condensed consolidated financial statements.

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

REVENUES:
Casino	$11,276	$10,276	$21,149	$20,283
Room	12,958	12,683	25,575	24,824
Food and beverage	7,719	7,116	14,616	13,413
Other	1,574	1,524	2,951	2,721
Gross revenues	33,527	31,599	64,291	61,241
Less promotional allowances	(2,710)	(2,591)	(5,321)	(5,084)
Net revenues	30,817	29,008	58,970	56,157

OPERATING EXPENSES:
Casino	6,972	6,744	13,424	13,282
Room	6,063	5,898	11,556	10,836
Food and beverage	5,983	5,961	11,337	11,171
Other	1,431	1,401	2,817	2,723
Selling, general and administrative	6,049	4,914	11,161	9,604
Maintenance and utilities	3,773	3,148	7,197	6,007
Depreciation and amortization	4,119	4,478	8,406	8,980
Loss on asset disposals, net	15	870	40	871
Gain on lease termination	—	(1,528)	—	(1,528)
Total operating expenses	34,405	31,886	65,938	61,946

OPERATING LOSS	(3,588)	(2,878)	(6,968)	(5,789)

OTHER (EXPENSES) INCOME:
Interest income	1	1	1	2
Interest expense	(1,122)	(797)	(2,241)	(1,608)
Total other (expenses) income	(1,121)	(796)	(2,240)	(1,606)

NET LOSS	(4,709)	(3,674)	(9,208)	(7,395)

Other comprehensive income (loss)	—	—	—	—

COMPREHENSIVE LOSS	$(4,709)	$(3,674)	$(9,208)	$(7,395)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Six Months Ended
	June 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,208)	$(7,395)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,406	8,980
Share-based compensation	1	4
Amortization of debt issuance costs	351	351
Loss on disposition of assets	40	871
Gain on lease termination	—	(1,528)
Changes in operating assets and liabilities:
Restricted cash	(308)	1,239
Receivables, net	(114)	(11)
Inventories, prepaid expenses and other current assets	681	(219)
Other assets	(36)	8
Accounts payable, accrued expenses and other liabilities	1,746	247
Accrued management fees	1,273	1,256
Net cash provided by operating activities	2,832	3,803

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,308)	(1,681)
Change in construction payable	(164)	(228)
Proceeds from settlement for replacement property and equipment	—	50
Proceeds from sale of property and equipment	—	43
Net cash used in investing activities	(1,472)	(1,816)

CASH FLOWS FROM FINANCING ACTIVITES:
Borrowings under loan agreement	426	—
Borrowings under financing insurance payable	251	276
Payments under loan agreement	(3,000)	(2,000)
Payments under financing insurance payable	(456)	—
Principal payments on capital leases	(685)	(417)
Debt issuance costs	(50)	—
Net cash used in financing activities	(3,514)	(2,141)

Net decrease in cash and cash equivalents	(2,154)	(154)
Cash and cash equivalents, beginning of period	10,315	9,363
Cash and cash equivalents, end of period	$8,161	$9,209

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$1,866	$1,255
Property and equipment financed by debt	2,222	58
Property and equipment received in a settlement	—	1,478

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

On April 28, 2015, the Tropicana Las Vegas entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Penn National Gaming, Inc., a Pennsylvania corporation (“Parent”), LV Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Parent (“Merger Sub”) and Trilliant Gaming Nevada, Inc. (as stockholder representative), providing for the acquisition of the Company by Parent. In accordance with the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving entity and a wholly-owned subsidiary of Parent. For further discussion, see “Note 10 – Entry Into Merger Agreement.”

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

Fair value is defined in the authoritative guidance as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance also establishes a framework for measuring fair value and expands disclosures about fair value measurements. The fair value framework requires the categorization of assets and liabilities into three levels based upon assumptions (inputs) used to price the assets and liabilities. Level 1 provides the most reliable measure of fair value, whereas, Level 3 generally requires significant management judgment. The three levels are defined as follows: Level 1: quoted market prices in active markets for identical assets or liabilities; Level 2: observable market-based inputs or unobservable inputs that are corroborated by market data and Level 3: unobservable inputs that are not corroborated by market data. As of June 30, 2015, the Company had no assets or liabilities measured at fair value on a recurring basis.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Retail Value of Promotional Allowances
Room	$1,331	$1,325	$2,579	$2,612
Food and beverage	1,284	1,165	2,590	2,328
Other	95	101	152	144
Total	$2,710	$2,591	$5,321	$5,084

Cost of Promotional Allowances
Room	$693	$688	$1,296	$1,274
Food and beverage	1,191	1,167	2,442	2,346
Other	186	180	290	275
Total	$2,070	$2,035	$4,028	$3,895

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued accounting guidance, "Revenue from Contracts with Customers." The core principle of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration (that is, payment) to which the company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively (for example, service revenue and contract modifications) and clarify guidance for multiple-element arrangements. This standard was effective for fiscal years and interim periods within those years beginning after December 15, 2016, with early adoption prohibited; however on July 9, 2015, FASB decided to defer by one year the effective dates. As a result, the standard will be effective for fiscal years and interim periods within those years beginning after December 15, 2017. Accordingly, we will adopt this standard in the first quarter of fiscal year 2018. The Company is currently evaluating the impact this guidance will have on the condensed consolidated financial statements. Included in this evaluation, management plans on reviewing existing contracts, evaluating our current processes and systems, determining whether management will have to make additional judgments or estimates, reviewing disclosures required by the standard, determining how changes to revenue accounting might impact other areas of operations, considering the legal structure of our contracts, and considering various other areas that might be impacted by the new standard.

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

In April 2015, the FASB issued final accounting guidance, “Simplifying the Presentation of Debt Issuance Costs”. This guidance was issued to simplify the presentation of debt issuance costs by requiring debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a deduction from the corresponding debt liability, rather than as an asset. Guidance on the recognition and measurement of debt issuance costs is not affected. The new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015, with early adoption permitted but requiring the guidance to be applied retrospectively for all prior periods presented in the financial statements. Accordingly, we will adopt this standard in the first quarter of fiscal year 2016. Based on evaluation of the new guidance, management has determined that there will be no significant impact on the condensed consolidated financial statements.

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

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. Property and Equipment

Property and equipment consists of the following for the periods indicated ($ in thousands):

	June 30, 2015 (Unaudited)	December 31, 2014

Land and improvements	$203,980	$203,980
Building and improvements	128,457	128,158
Furniture, fixtures and equipment	61,625	60,320
Capital leases	5,526	2,463
Construction in progress	2,328	3,616
	401,916	398,537
Less: accumulated depreciation and amortization	(88,112)	(79,826)
Property and equipment, net	$313,804	$318,711

5. Debt

Long-term debt consists of the following for the periods indicated ($ in thousands):

	June 30, 2015 (Unaudited)	December 31, 2014

Revolver A, $50 million limit	$49,691	$49,765
Revolver B, $5 million limit	5,000	5,000
Revolver C, $10 million limit	5,000	7,500
Other long-term debt	3,757	2,220
	63,448	64,485
Less current portion	(1,560)	(1,251)
Total long-term debt, net	$61,888	$63,234

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

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Effective December 30, 2014, we executed a letter agreement with lenders that: i) established the required minimum EBITDA financial covenant for each fiscal quarter in 2015; ii) required the Company to deposit an additional $1.6 million into the interest reserve account in January 2015; and iii) eliminated the Lender obligation to disburse all amounts in the interest reserve account as of December 31, 2014 if certain conditions were met. As of June 30, 2015, we are in compliance with all of our covenants and expect to remain compliant with our covenants throughout the remainder of 2015.

As of June 30, 2015 and December 31, 2014, the interest reserve account had a balance of $1.5 million and $1.2 million, respectively. The following table provides interest incurred on the Amended and Restated Loan for the periods indicated ($ in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest incurred	$639	$613	$1,290	$1,240

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Amortization of debt issuance cost	$175	$175	$351	$351

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Principal payments under capital leases	$514	$209	$685	$417

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

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Effective May 1, 2015, the Company entered into a financing agreement with AFCO Premium Credit LLC to finance the insurance premium related to property insurance coverage in the amount of $0.3 million. This obligation will cover an eleven month period with an initial down payment and a finance charge of $4,035 or a 3.250% interest rate.

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

Currently, we are a party to a management agreement with Trilliant Management,  L.P. (“Trilliant Management LP”), a limited partnership that is controlled by its general partner, Trilliant Gaming, for the management and operation of the Tropicana Las Vegas, Inc. (See “Management Agreement” below).

Armenco Lease

On June 22, 2009, we entered into the Armenco Lease (“Armenco”) in which we leased the real and non-gaming personal property of our hotel and casino, including the restaurants, lounges, retail shops and other related support facilities, and the operation thereof to Armenco until such time as we were able to obtain all governmental registrations, findings of suitability, licenses, qualifications, permits and approvals pursuant to the gaming laws and regulations of the State of Nevada and Clark County liquor and gaming codes necessary for us to own and operate our gaming facility directly. Effective December 1, 2010, we received all approvals necessary for us to own and operate our gaming property directly. We incurred and accrued approximately $1.7 million in management fees related to the Armenco Lease which was terminated on November 30, 2010. These fees have not been paid due to certain restrictions under the Amended and Restated Loan.

Management Agreement

Effective December 1, 2010, we received the necessary approvals and licenses for us to own and operate our gaming facility directly and as a result, the Armenco Lease was terminated and the operation of our hotel and casino was thereafter managed by Trilliant Management LP, pursuant to the terms of the management agreement entered into in May 2010 (the “Management Agreement”).

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Management Agreement provides for Trilliant Management LP to assist us in the management and operation of Tropicana Las Vegas beginning December 1, 2010 and terminating on November 30, 2020. For each fiscal year or portion thereof during the term of the Management Agreement, we will pay Trilliant Management LP a fee equal to the sum of 2% of all revenue from the operation of Tropicana Las Vegas (the “Revenue Fee”) and 5% of EBITDA after reduction of the Revenue Fee (each as defined). The following table provides management fees recorded for the periods indicated and is included in selling, general and administrative expenses on the accompanying condensed consolidated statements of operations and comprehensive loss ($ in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Management fee expense	$709	$630	$1,364	$1,257

For both Armenco and Trilliant Management LP, the Amended and Restated Loan restricts our payments of management fees until the earlier of a) the date on which the outstanding principal has been repaid in full or b) the date on which EBITDA for the prior 12 month period is equal to or greater than $20.0 million, and upon the condition that no default or event of default is continuing under the Amended and Restated Loan. However, the Amended and Restated Loan does permit the Company to pay a portion of the management fees for reimbursement of tax liabilities actually incurred and paid. In March 2015, we paid Trilliant Management LP $91,507 for management fees associated with income tax reimbursement for 2014. As of June 30, 2015 and December 31, 2014, we have $10.7 million and $9.4 million, respectively, recorded as accrued management fees due Armenco and Trilliant Management LP.

Interest on Unpaid Management Fees

In accordance with the provisions of the Trilliant Management LP agreement, interest compounding at the rate of 4% annually is due on any unpaid balances incurred after the Renovation Period, as defined in the agreement. However, under the Amended and Restated Loan agreement, no management fees can be paid nor can any interest accrue on the management fees until certain financial thresholds are met by the Company as stated above. Given the fact that the Company has not met the financial thresholds under the Amended and Restated Loan agreement, and it was not likely that the Company would meet the thresholds in the near future, no interest has been accrued on the management fees to date. Upon closing of the Merger, the Amended and Restated Loan outstanding balance will be paid in full and therefore the debt agreement will no longer be in effect. Therefore, the Trilliant Management LP agreement will require accrual and payment of accrued interest on the management fees upon closing of the Merger transaction. Interest on the unpaid Trilliant Management LP fees is estimated to be approximately $0.8 million through August 31, 2015 covering accrued management fees through July 31, 2015. Given the fact that the Amended and Restated Loan agreement is still in place at June 30, 2015 and that it does not allow the Company to either accrue or pay interest on the Trilliant Management LP fees, no accrual for the management fee interest was recorded as of June 30, 2015.

Trilliant Management LP Agreement Termination Fee

The Merger Agreement provides that the accrued Trilliant Management LP and Armenco management fees are treated as indebtedness of the Company and will be paid in connection with the consummation of the Merger. In addition, the Merger Agreement contemplates that the Trilliant Management LP agreement will be terminated in connection with the Merger, and that the Trilliant Management LP agreement termination fee will be treated as indebtedness of the Company and paid to Trilliant Management LP in connection with such termination. The amount of the Trilliant Management LP agreement termination fee is determined based on the amount of the Trilliant Management LP fee paid or payable in respect of the twelve (12) months immediately preceding such termination, and accordingly, the amount of such fee payable in connection with the Merger cannot be determined at this time. By way of example only, if the Merger had occurred on June 30, 2015, the Trilliant Management LP agreement termination fee would have been $2.4 million, an amount equal to the Trilliant Management LP fee accrued by the Company in respect of the twelve (12) months ended June 30, 2015. Given that the payment is solely contingent upon the consummation of the Merger, no accrual for the Trilliant Management LP agreement termination fee was recorded as of June 30, 2015.

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

Self-Insurance Reserves

We are self-insured up to certain stop-loss amounts for employee health coverage for non-union employees as well as workers compensation and general liability cost. Insurance claims and reserves include accruals of estimated settlements for known claims as provided by a third party. In estimating these accruals, we consider historical loss experience and make judgments about the expected levels of costs per claim. We believe our estimates of future liability are reasonable based upon our methodology; however, changes in health care costs, accident frequency and severity and other factors could materially affect the estimate for these liabilities. We continually monitor changes in claim type and incident and evaluate the insurance accrual making necessary adjustments based on the evaluation of these qualitative data points. As of June 30, 2015 and December 31, 2014, the estimated liabilities for unpaid and incurred but not reported claims totaled $0.7 million and $0.7 million, respectively.

Customer Loyalty Program

We provide a customer loyalty program (the “Program”) at our casino, which allows customers to redeem points earned from their gaming activity for slot play, food, beverage, rooms or merchandise. Under the Program, customers are able to accumulate points which may be redeemed in the future, subject to certain limitations and the terms of the Program. We accrue a liability for the estimated cost of the outstanding points that we believe will ultimately be redeemed which is calculated based on the total number of points earned, converted to a redemption value based on the average number of points needed to convert to rewards. The offset to this liability is recorded in contra casino revenue or casino expense depending on the nature of the redemption.

We also have a promotion for new members, Even the Odds Program (“Even the Odds”), which allows first-time customers to be reimbursed for their losses up to $200. Under the current promotion rules, a customer’s actual rated slot loss up to $200 is reimbursed in free slot play with 50% reimbursement on the first day of sign up and the remaining 50% is reimbursed thirty days after their loss up to one year from initial play. We record a liability for the estimated cost of the reimbursements under Even the Odds based on our estimate of redemption. As of June 30, 2015 and December 31, 2014, the estimated accrual for the costs of the Program and Even the Odds redemption totaled $0.3 million and $0.4 million, respectively.

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

One set of Disputed Claims consists of claims for professional fees. The professionals employed at the expense of the bankruptcy estates of the Predecessor and other debtors filed applications for allowance of approximately $13.5 million in professional fees and expenses against the Predecessor. We dispute and have objected to many of those applications in advance of hearings before the Bankruptcy Court, the first of which occurred on May 11, 2011, and addressed issues of allocation of fees and expenses between the Predecessor and TEH. Following the May 11, 2011 hearing, the Bankruptcy Court requested post-hearing submissions from the parties, which were filed on June 30, 2011. Thereafter, on December 30, 2014, the Bankruptcy Court issued the Memorandum Regarding Fee Allocation Dispute and entered the Order Regarding Fee Allocation Dispute (the “Allocation Order”), which held that “Professional Fees [with one exception] should be allocated 75% to the OpCo Debtors [TEH] and 25% to the LandCo Debtors [Predecessor].” During a status conference held on February 3, 2015, the Bankruptcy Court directed the Company and TEH to attempt to resolve the Disputed Claims either informally or, if necessary, through a formal mediation process. On March 31, 2015, the Bankruptcy Court entered the Agreed Order Appointing Mediator, pursuant to which The Hon. Joseph J. Farnan, Jr. (Ret.) of Farnan LLP was appointed as a mediator to help the Company and TEH resolve the Disputed Claims. On May 29, 2015, the mediator filed the Mediator’s Notice Of Termination Of Mediation, which confirmed the termination of the mediation without resolution of the issues presented for mediation. During a status conference held on June 9, 2015, the Bankruptcy Court directed the Company and TEH to file letter submissions concerning the scope and sequencing of litigation concerning, among other things, all other issues subject to the objections. Subsequent hearings will occur, if necessary, when scheduled by the Bankruptcy Court. As described below, we believe that our potential liability in respect of such claimed professional fees and expenses should be limited to the current balance of a professional fee escrow account the Predecessor funded and accrued in the amount of $5.0 million pursuant to the Bankruptcy Plan. Approximately $3.8 million remains in that account, which is restricted to the sole purpose of satisfying liabilities related to professional services incurred as part of the Chapter 11 Cases. Notwithstanding the foregoing, management cannot predict the outcome of these Disputed Claims and no assurance can be provided regarding our liability in this regard.

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

The Company and the Company’s Third Party Administrator for medical benefits are parties to a health plan related lawsuit (“Lawsuit”) arising from treatment of a former employee of the Company by Plaintiff (a hospital). Based on discussions with our legal counsel and based on the preliminary investigations to date, at this time management believes there is a reasonable possibility that the claims asserted against the Company in the Lawsuit could have a negative result to the Company. However, the Company believes that any exposure related to the Lawsuit would be immaterial to the operations of the Company. Given the preliminary nature of the Lawsuit (and the Company’s investigations of the allegations asserted therein), the Company believes the Lawsuit meets the “reasonably possible” criteria and therefore has not accrued any expense as of June 30, 2015 related to this matter.

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

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8. Stockholders’ Equity

Changes in Stockholders’ Equity

Changes in stockholders’ equity for the six months ended June 30, 2015 were as follows ($ in thousands):

Balance, December 31, 2014	$252,228
Share-based compensation	1
Net loss	(9,208)
Accumulated other comprehensive income (loss)	—
Balance, June 30, 2015	$243,021

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

There have been no cash dividends declared on our preferred stock since we issued each preferred stock series. We do not intend to pay cash dividends on our preferred stock for the foreseeable future. Our Amended and Restated Loan prohibits us from declaring dividends as long as there is outstanding debt. As of June 30, 2015, we had approximately $164.5 million in unrecorded dividend liability.

9. Employee Benefit Plans

Collective Bargaining Agreements

A significant portion of our labor force is covered by collective bargaining agreements. Although unions have been active in Las Vegas, we believe that we have a good working relationship with our union employees. As of June 30, 2015, 927 of our 1,544 employees, or 60%, were covered by collective bargaining agreements.

Withdrawal from Collective Bargaining Unit

Effective April 15, 2015, the International Union of Operating Engineers and Participating Employers disclaimed the Operating Engineers unit of approximately 20 employees working at the hotel. Although the bargaining agreement between the Company and the union expired on May 31, 2011, it continued operating on a month to month basis and the Company continued to make monthly contributions to their multi-employer defined benefit pension plan. The Company did not have a withdrawal liability from the Operating Engineers pension fund.

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

				Contributions for		Contributions for
				Three Months Ended June 30,		Six Months Ended June 30,
Pension Plan Legal Name	Plan No.	Employer Identification No.	Expiration Date	2015	2014	2015	2014
Southern Nevada Culinary Workers and Bartenders Pension Plan Trust	001	88-6016617	5/31/18	$281,055	$266,842	$567,805	$541,950
Nevada Resort Association I.A.T.S.E. Local 720 Pension Trust	001	51-0144767	12/31/18	23,580	58,825	54,339	65,450
Western Conference of Teamsters Pension Trust	001	91-0681009	3/31/18	94,078	92,052	202,889	198,085
Central Pension Fund of the International Union of Operating Engineers and Participating Employers	001	36-6052390	4/15/15	17,624	64,387	92,054	136,258
Southwest Carpenters Joint Trust Fund	001	95-6042875	7/31/19	20,541	14,882	44,070	29,148
National Electrical Benefit Fund	001	88-6023284	2/28/17	4,945	4,257	10,602	9,152
International Painters and Allied Trades Industry Pension Fund	001	52-6073909	6/30/18	10,204	5,812	21,379	12,442
Total Contributions				$452,027	$507,057	$993,138	$992,485

Employment Agreements

We have entered into employment agreements with our executive officers and other members of management. These agreements generally have one to three year terms, typically indicate a base salary and often contain provisions for bonuses. Certain of the executives are also entitled to a separation payment if terminated without “cause” or upon voluntary termination of employment for “good reason” (as these terms are defined in the employment contracts).

Termination Benefits of Executive Officers

Mr. Alex Yemenidjian, our President and Chief Executive Officer, intends to terminate his employment with the Company in connection with the closing of the Merger. Other than payment in respect of his accrued vacation pay, estimated to be approximately $0.4 million as of June 30, 2015, Mr. Yemenidjian will not be entitled to any other payments or benefits pursuant to his employment agreement with the Company, dated July 1, 2009, or any other agreement with the Company in connection with the Merger, and has executed a waiver and release agreement to that effect.

Ms. Joanne Beckett, our Vice President, General Counsel and Corporate Secretary’s employment agreement provides for a three-year term through September 30, 2017, subject to extension of the term for a one-year period at the Company’s election. Mr. Jason Goudie, our Vice President and Chief Financial Officer’s employment agreement provides for an initial term through July 7, 2016, subject to extension of the term for a one-year period at the Company’s election. If there is a “Qualifying Termination” that occurs in connection with or following the closing of the Merger, each executive is eligible to receive the maximum severance benefits which include six months’ salary and benefits continuation for Ms. Beckett, estimated to total approximately $0.2 million and six months’ salary and three months’ benefits continuation for Mr. Goudie, estimated to total approximately $0.1 million. Based on the fact that these severance benefits payments are solely contingent on the termination of employment of Ms. Beckett or Mr. Goudie, no liability was recorded as of June 30, 2015.

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

According to the conditions set forth in the Merger Agreement, each share of issued and outstanding (i) class A common stock, par value $0.01 per share (“Class A Common Stock”) and (ii) preferred stock, par value $0.01 per share (“Preferred Stock”), of the Company, other than shares held by the Company in treasury or held by any Company subsidiary, owned by Parent or Merger Sub or with respect to which appraisal rights under Delaware law are properly exercised and not withdrawn, will be converted into the right to receive a pro rata portion (for such purpose, calculated as if each share of Preferred Stock had been converted to Class A Common Stock in accordance with its terms immediately prior to the effective time of the Merger) of aggregate merger consideration equal to $360,000,000, adjusted upward or downward pursuant to the terms of the Merger Agreement for certain items, including the amounts of the Company’s cash, indebtedness and working capital as of the Closing of the Merger, all as set forth in the Merger Agreement. The transaction is currently expected to be completed in the third quarter of 2015.

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

On April 29, 2015, following the execution and delivery of the Merger Agreement, stockholders of the Company holding, in the aggregate, shares of Class A Common Stock and shares of Preferred Stock, constituting approximately 83.4% of the voting power of the outstanding shares of the Class A Common Stock and Preferred Stock, together as a single class as of April 28, 2015, executed a written consent adopting the Merger Agreement and approving the transactions and agreements contemplated thereby. No further approval of the stockholders of the Company is required to approve and adopt the Merger Agreement and the transactions contemplated thereby.

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

Merger Related Costs

In connection with the Merger, the Company has incurred professional fees and other expenses totaling approximately $0.8 million and $1.1 million during the three and six months periods ended June 30, 2015, respectively. The most significant Merger related costs are legal fees, which are reflected in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive loss. Approximately $0.8 million of merger related legal fees were accrued as of June 30, 2015.

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Merger Transaction Bonus

The Compensation Committee of our Board of Directors adopted and approved an equity bonus pool of up to $2.0 million in the aggregate (the “Bonus Pool”) pursuant to which the Company may pay Merger transaction bonuses to employees of the Company that have the title of Vice President or above including the Chief Executive Officer. The allocation of the Bonus Pool has yet to be determined. Our President and Chief Executive Officer will make a recommendation to the Board of Directors, which is subject to approval by the Board prior to the closing of the Merger transaction. A portion of the Bonus Pool may be allocated to Ms. Beckett, Mr. Goudie and Mr. Yemenidjian. Given that the Bonus Pool is only to be paid in connection with the closing of the Merger, no liability was recorded as of June 30, 2015.

Indemnification of Directors and Executive Officers; Directors’ and Officers’ Insurance

Under the Merger Agreement, each current and former director and officer of the Company and its subsidiaries are entitled to continuing indemnification from and after the effective date by the surviving corporation against losses arising out of or related to such persons’ service as a director or officer of the Company or its subsidiaries, and services performed by them at the request of the Company or its subsidiaries at or prior to the effective date, whether asserted or claimed prior to or after the effective date of the merger, including the transactions contemplated by the Merger Agreement. In addition, the Company has agreed to obtain and fully pay the premium for the extension of the directors’ and officers’ liability coverage of the Company’s existing directors’ and officers’ insurance policies for a claims reporting or discovery period of six (6) years after the effective date of the merger. We expect this policy to cost approximately $0.1 million at the closing of the Merger.

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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with management’s discussion and analysis contained in our 2014 Annual Report on Form 10-K, and subsequent reports on Form 10-Q and Form 8-K, as well as the condensed consolidated financial statements and the notes hereto included in this Quarterly Report on Form 10-Q. This discussion contains certain “forward-looking statements,” including information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements speak only as of the date the statements are made. You should not put undue reliance on any forward-looking statements. Our actual results may differ materially from those discussed in these forward-looking statements because of the risks and uncertainties inherent in future events.

Overview and Recent Events

Business Overview. Our primary business is the ownership and operation of Tropicana Las Vegas which offers casino gaming, hotel accommodations, dining, entertainment, retail shopping and other resort amenities. Tropicana Las Vegas is conveniently located on 35 acres at the corner of Tropicana Avenue and Las Vegas Boulevard on the Las Vegas Strip. Our property currently offers 1,467 remodeled hotel rooms and suites, a 50,000 square foot casino floor, three restaurants, two casual dining venues, two entertainment venues, beach club and special event venue, and up to 100,000 square feet of flexible convention and meeting space. We also offer a state of the art spa and fitness facility, race and sports book, and retail space, all leased to various third parties.

Entry Into Merger Agreement. On April 28, 2015, the Company entered into a Merger Agreement with Penn National Gaming, Inc., providing for the acquisition of the Company from its shareholders for approximately $360 million. The transaction is currently expected to be completed in the third quarter of 2015.

Financial Results. Our financial results are dependent upon the number of patrons that we attract to our property and the amounts those guests spend per visit. Additionally, our operating results may be affected by, among other things, overall economic conditions impacting the disposable income of our guests, achieving and maintaining cost efficiencies, competition on the Las Vegas Strip, gaming tax increases and other regulatory changes, the commencement of new gaming operations, construction improvements at our facilities and general public sentiment regarding travel. We may experience significant fluctuations in our quarterly operating results due to seasonality, variations in gaming hold percentages and other factors. Consequently, our operating results for any quarter or year are not necessarily comparable and may not be indicative of future periods’ results.

Current Economic Conditions. Las Vegas is the largest gaming market in the United States. During the first five months of 2015, the economic environment in the gaming and hotel markets in Las Vegas continued to improve with increased gaming revenues and hotel room demand. Las Vegas Strip gaming revenues increased 1.6% or $43.1 million, to $2.72 billion for the five months ended May 31, 2015, from $2.67 billion for the same period in 2014. The average daily room rate increased 1.9%, from $132.11 for the five months ended May 31, 2014 to $134.58 for the five months ended May 31, 2015. Volume and gaming statistics noted above are released by the Las Vegas Convention and Visitors Authority.

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

Property Updates – Expanding Meeting and Convention Facilities. In April 2015, we completed an expansion of the Tropicana Pavilion, which increases our property-wide meeting and convention facilities to approximately 100,000 square feet.  The new Tropicana Pavilion space offers 11 separate breakout rooms featuring new private restrooms. The new space is able to handle larger corporate meetings and events in an entirely self-contained remodeled space of 55,000 square feet.

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

The following table highlights our results of operations for the periods indicated ($ in thousands):

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
	2015	2014	Change	2015	2014	Change
Net revenues	$30,817	$29,008	6%	$58,970	$56,157	5%
Operating expenses	34,405	31,886	8%	65,938	61,946	6%
Operating loss	(3,588)	(2,878)	25%	(6,968)	(5,789)	20%

Interest expense, net	(1,121)	(796)	41%	(2,240)	(1,606)	39%
Net loss	$(4,709)	$(3,674)	28%	$(9,208)	$(7,395)	25%

The following table highlights our various sources of revenues and related expenses for the periods indicated ($ in thousands):

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
	2015	2014	Change	2015	2014	Change
Casino revenues	$11,276	$10,276	10%	$21,149	$20,283	4%
Casino expenses	6,972	6,744	3%	13,424	13,282	1%
Margin	38%	34%		37%	35%

Room revenue	$12,958	$12,683	2%	$25,575	$24,824	3%
Room expense	6,063	5,898	3%	11,556	10,836	7%
Margin	53%	53%		55%	56%

Food and beverage revenues	$7,719	$7,116	8%	$14,616	$13,413	9%
Food and beverage expenses	5,983	5,961	0%	11,337	11,171	1%
Margin	22%	16%		22%	17%

Other revenues	$1,574	$1,524	3%	$2,951	$2,721	8%
Other expenses	1,431	1,401	2%	2,817	2,723	3%

Three months ended June 30, 2015 (“Current Quarter”) compared to the three months ended June 30, 2014 (“Prior Year Quarter”)

Net Revenue. Net revenues increased by $1.8 million or 6% for the Current Quarter as compared to the Prior Year Quarter due to higher revenue across all revenue categories.

Operating Loss. The operating loss increased by $0.7 million or 25% for the Current Quarter as compared to the Prior Year Quarter primarily as a result of higher operating expenses.

Casino. Casino revenues increased $1.0 million or 10% for the Current Quarter as compared to the Prior Year Quarter. Table game revenues accounted for the $1.0 million increase in casino revenues as a result of a higher hold percentage and an increase in the table game drop. Casino expenses increased $0.2 million or 3% for the Current Quarter as compared to the Prior Year Quarter due to higher gaming taxes commensurate with higher gaming revenues and higher special events expenses associated with the fight weekend in May 2015. As a result of the increases in table game revenues and slightly higher casino expenses, the casino operating margin increased to 38% for the Current Quarter from 34% in the Prior Year Quarter.

Room. Room revenue increased $0.3 million or 2% for the Current Quarter as compared to the Prior Year Quarter, which was attributable to an increase in the average daily rate. While the occupancy rate decreased to 91.8% in the Current Quarter from 94.0% in the Prior Year Quarter, the average daily rate increased 2% from $90.69 in the Prior Year Quarter to $92.46 in the Current Quarter. Room expenses increased by $0.2 million or 3% for the Current Quarter as compared to the Prior Year Quarter due to increases in payroll, guest room supplies and outside services, offset by a decrease in Hilton royalty fees. The hotel operating margin remained flat at 53% in both the Current Quarter and the Prior Year Quarter.

Food and Beverage. Food and beverage revenues increased $0.6 million or 8% for the Current Quarter as compared to the Prior Year Quarter. The increase was primarily due to the new special events business in the Havana Room and the two new shows in the Tropicana Theater. Food and beverage expenses remained flat for the Current Quarter as compared to the Prior Year Quarter. As the result of the increase in food and beverage revenues and continued cost reduction efforts, the food and beverage operating margin increased 6 percentage points in the Current Quarter as compared to the Prior Year Quarter.

Other. Other revenues primarily include income from convention services, entertainment and leased outlets. Other revenues were $1.6 million for the Current Quarter as compared to $1.5 million for the Prior Year Quarter. Other expenses were flat at $1.4 million for both the Current Quarter and the Prior Year Quarter.

Selling, General and Administrative. Selling, general and administrative expenses increased $1.1 million or 23% for the Current Quarter as compared to the Prior Year Quarter. The increase in selling, general and administrative expenses is due to legal fees primarily in connection with the proposed Merger.

Maintenance and Utilities. Maintenance and utilities expense increased $0.6 million or 20% for the Current Quarter as compared to the Prior Year Quarter primarily due to repairs and higher payroll, utilities and outside services.

Depreciation and Amortization. Depreciation and amortization expense decreased $0.4 million or 8% for the Current Quarter as compared to the Prior Year Quarter primarily due to certain assets becoming fully depreciated during the Current Quarter.

Loss on Assets Disposals. We wrote off $0.9 million of property and equipment in the Prior Year Quarter based upon a tenant lease settlement whereby our existing assets were replaced by the tenant.

Gain on Lease Terminations. We recognized a $1.5 million gain in the Prior Year Quarter resulting from a tenant lease settlement whereby we received $1.5 million in personal property and leasehold improvements.

Interest Expense. Interest expense increased $0.3 million or 41% for the Current Quarter as compared to the Prior Year Quarter due to higher outstanding borrowings under capital leases.

Six months ended June 30, 2015 (“Current Period”) compared to the six months ended June 30, 2014 (“Prior Year Period”)

Net Revenue. Net revenues increased $2.8 million or 5% for the Current Period as compared to the Prior Year Period due to higher revenue across all revenue categories.

Operating Loss. The operating loss increased by $1.2 million or 20% for the Current Period as compared to the Prior Year Period primarily as result of the higher revenues noted above, offset by a 6% increase in operating expenses.

Casino. Casino revenues increased $0.9 million or 4% for the Current Period as compared to the Prior Year Period. Table game revenues accounted for $0.8 million of the increase in casino revenues as a result of a higher drop than in the Prior Year Period. Casino expenses increased $0.1 million or 1% for the Current Period as compared to the Prior Year Period. As a result of the higher revenues, the casino operating margin increased 2 percentage points in the Current Period as compared to the Prior Year Period.

Room. Room revenue increased $0.8 million or 3% for the Current Period as compared to the Prior Year Period, which was attributable to an increase in average daily rate to $96 from $94, with occupancy remaining fairly flat. Room expense increased $0.7 million or 7% for the Current Period as compared to the Prior Year Period, due to increases in payroll, laundry services, outside services, commissions, and dues and subscriptions, offset by a decrease in Hilton royalty fees. The hotel operating margin decreased 1 percentage point in the Current Period as compared to the Prior Year Period.

Food and Beverage. Food and beverage revenues increased $1.2 million or 9% for the Current Period as compared to the Prior Year Period. The increase was primarily due to the new special events business in the Havana Room and the two new shows in the Tropicana Theater. Food and beverage expenses increased $0.2 million or 1% for the Current Period as compared to the Prior Year Period due an increase in cost of goods sold commensurate with the increase in revenues. As the result of the increase in food and beverage revenues and continued cost reduction efforts, the food and beverage operating margin increased 5 percentage points in the Current Period as compared to the Prior Year Period.

Other. Other revenues primarily include income from convention services, entertainment, and leased outlets. Other revenues increased $.02 million or 8% for the Current Period over the Prior Year Period due to an increase in entertainment revenue from the two new shows opening in November 2014 at the Tropicana Theater and an increase in leased outlet revenues, offset by a decrease in convention services revenue. Other expenses increased $0.1 million or 3% for the Current Period over the Prior Year Period due to higher payroll costs, offset by a decrease in operating expenses.

Selling, General and Administrative. Selling, general and administrative expenses increased $1.6 million or 16% for the Current Period as compared to the Prior Year Period. The increase in selling, general and administrative expenses is primarily due to legal fees primarily in connection with the proposed Merger.

Maintenance and Utilities. Maintenance and utilities expense increased $1.2 million or 20% for the Current Period as compared to the Prior Year Period due to repairs and higher payroll, utilities and outside services.

Depreciation and Amortization. Depreciation and amortization expense decreased $0.6 million or 6% for the Current Period as compared to the Prior Year Period primarily due to certain assets becoming fully depreciated during the Current Period.

Loss on Assets Disposals. We wrote off $0.9 million of property and equipment in the Prior Period based upon a tenant lease settlement whereby our existing assets were replaced by the tenant.

Gain on Lease Terminations. We recognized a $1.5 million gain in the Prior Year Period resulting from a tenant lease settlement whereby we received $1.5 million in personal property and leasehold improvements.

Interest Expense. Interest expense increased $0.6 million or 39% for the Current Period as compared to the Prior Year Period due to higher outstanding borrowings under capital leases.

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

The Amended and Restated Loan contains customary affirmative, negative and financial covenants. The covenants, among other things, restrict, subject to certain exceptions, our ability to: incur additional indebtedness; create liens on property or assets; make certain investments; engage in mergers or consolidations; sell assets; pay dividends or make distributions; engage in certain transactions with affiliates; enter into sale-leaseback transactions; and pay management fees. In addition, the Amended and Restated Loan requires us to maintain a $2.0 million cash balance and meet certain EBITDA minimums on a quarterly basis for the periods from March 31, 2015 through March 31, 2018 with a standard cure provision if the EBITDA minimums are not met. Substantially all of the assets of Tropicana Las Vegas are pledged as collateral under the Amended and Restated Loan and priority of liens and security interest were granted to our lenders. The lenders have agreed to release their security interest in a one acre (approximately) parcel for future development. Pursuant to the terms of the Amended and Restated Loan and letter agreement, we were required to maintain an interest reserve account for payments of quarterly interest.

Effective December 30, 2014 we executed a letter agreement with lenders that: i) established the required minimum EBITDA financial covenant for each fiscal quarter in 2015; ii) required the Company to deposit an additional $1.6 million into the interest reserve account in January 2015; and iii) eliminated the Lender obligation to disburse all amounts in the interest reserve account as of December 31, 2014 if certain conditions were met. As of June 30, 2015, we are in compliance with all of our covenants and expect to remain compliant with our covenants throughout the remainder of 2015. As of June 30, 2015, the interest reserve account has a balance of $1.5 million to cover future interest payments.

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

Our primary sources of liquidity are comprised of cash flows from operations, a revolving line of credit totaling $65 million and four rights offerings which raised $200 million. We believe that our existing cash balance, cash flows from operations, and existing revolver line ($5 million available as of June 30, 2015) will be more than adequate to meet our financial and operating obligations over the next twelve months. However, we will continue to closely monitor and manage our cash position given the current economic environment. If our sources of capital are inadequate to fund our long-term liquidity requirements, including our need to service our existing debt obligations as they come due, we will attempt to procure additional debt or equity financing, to fund our operations, capital expenditures and debt service requirements.

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

The following table highlights our cash flow data for the periods indicated (in thousands):

	Six Months Ended June 30,
	2015	2014
Net provided by operating activities	$2,832	$3,803
Net cash used in investing activities	(1,472)	(1,816)
Net cash used in financing activities	(3,514)	(2,141)
Net decrease in cash and cash equivalents	$(2,154)	$(154)

Cash Flows from Operating Activities

During the Current Period, cash flows provided by operating activities were $2.8 million as compared to $3.8 million in the Prior Year Period, primarily due to an increase in professional fees and other related expenses totaling approximately $1.1 million incurred in connection with the Merger.

Cash Flows Used in Investing Activities

During the Current Period, cash used for capital expenditures was approximately $1.5 million as compared to $1.8 million in the Prior Year Period, reflective of $0.3 million reduction in capital expenditures and $0.1 million reduction in construction payable.

Cash Flows Provided by Financing Activities

During the Current Period, we paid down $0.5 million on our Revolver A loan, $2.5 million on our Revolver C loan, $0.7 million in principal payments under capital leases and $0.5 million in payments under a financing arrangement for insurance coverage. We also borrowed $0.4 million on our Revolver A loan and $0.3 million under a financing arrangement for insurance coverage. For the Prior Year Period, we paid $2.0 million on our Revolver C loan and $0.4 million in principal payments under capital leases and borrowed $0.3 million under a financing arrangement for insurance coverage. As of June 30, 2015, we had remaining borrowing capacity of $5.0 million under the Amended and Restated Loan.

Off-Balance Sheet Arrangements

We have no special purpose entities, financing partnerships, guarantees or off-balance sheet arrangements other than $0.3 million of outstanding letter of credits discussed in Note 7 “Commitments and Contingencies” to the condensed consolidated financial statements.

Contractual Obligations

Material changes during the three months ended June 30, 2015 to our contractual obligations as disclosed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2014 include payments made in relationship to our capital leases as described in Note 5 to the condensed consolidated financial statements in this Form 10-Q and our entry into a Merger Agreement with Penn National Gaming, Inc. on April 28, 2015 as described in Note 10 to the condensed consolidated financial statements in this Form 10-Q.

Critical Accounting Policies

A description of our critical accounting policies can be found in the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2014. For a further discussion of our accounting policies, see Note 2 to the condensed consolidated financial statements in this Form 10-Q. There were no material changes to our critical accounting policies during the three months ended June 30, 2015.

Recent Accounting Pronouncements

For a further discussion of certain recent accounting pronouncements, see Note 3 to the condensed consolidated financial statements in this Form 10-Q.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our use of debt exposes us to interest rate risk. As of June 30, 2015, all of our long-term debt and capital leases had fixed interest rates which eliminated our exposure to fluctuation of interest rates. However, as our fixed rate debt matures, and if additional debt is acquired to fund the debt payment, future earnings and cash flows may be affected by changes in interest rates.

The following table sets forth our long-term debt obligations and the related interest rates as of June 30, 2015 ($ in thousands):

Type	Expected Maturity	Interest Rate	Principal Outstanding
Obligations under capital leases	August 2015 – July 2019	0.0% to 8.5%	$3,757
Revolver A, $5 million limit	April 2018	Fixed at 4.0%	49,691
Revolver B, $5 million limit	April 2018	Fixed at 5.0%	5,000
Revolver C, $10 million limit	April 2018	Fixed at 6.0%	5,000
Total debt			$63,448

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

The obligation of Penn to complete the Merger is subject to several conditions, including the receipt of certain regulatory approvals, including the approval of certain other governmental entities that hold regulatory, licensing or permit authority over us and Penn. The obligation of each party to consummate the Merger is also conditioned upon the accuracy of the other party’s representations and warranties, the absence of a material adverse effect involving the other party, and the other party having performed in all material respects its obligation under the Merger Agreement. These conditions are described in more detail in the merger agreement, which was filed as an exhibit to the Company's Current Report on Form 8-K filed with the SEC on April 29, 2015. There is no assurance that each of the conditions set forth in the merger agreement will be satisfied or that the Merger will occur when or as expected. Additionally, we have incurred and will continue to incur substantial legal and other professional fees and expenses in connection with the Merger, which must be paid even if the Merger is not completed.

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

2.2

Agreement and Plan of Merger, dated as of April 28, 2015, by and among Tropicana Las Vegas Hotel and Casino, Inc., Penn National Gaming, Inc., a Pennsylvania corporation, LV Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Penn National Gaming Inc. and Trilliant Gaming Nevada, Inc., as stockholder Representative. (Incorporated herein by reference to the Company’s Form 8-K dated April 29, 2015).

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

TROPICANA LAS VEGAS HOTEL AND CASINO, INC.

Date: July 30, 2015	By:	/s/ Alex Yemenidjian
Alex Yemenidjian
Chief Executive Officer and President
(Principal Executive Officer)

Date: July 30, 2015	By:	/s/ Jason Goudie
Jason Goudie
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)